Form 10-K
period 1998-12-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 1999-04-20
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 1998
                                  --------------

                        Commission File number:  0-25585
                                  --------------

                     ProFutures Long/Short Growth Fund, L.P.
                     ---------------------------------------
               (Exact name of Partnership as specified in charter)

           Delaware                                   74-2849862
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                              c/o ProFutures, Inc.,
                          11612 Bee Cave Road, Suite 100,
                               Austin, Texas  78733
                          -------------------------------
                     (Address of principal executive offices)

                           Partnership's telephone number

                                  (512) 263-3800
                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class.       Name of each exchange on which registered.
  --------------------       ------------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
                               (Title of Class)

This filing is a special financial report pursuant to Rule 15d-2 of Regulation 15D. The Partnership previously filed a registration statement on Form S-1, effective February 16, 1999, containing financial statements as of September 30, 1998. Therefore, in accordance with Rule 15d-2, this special report is filed under cover of Form 10-K and contains only certified financial statements as of December 31, 1998.

State the aggregate market value of the voting stock held by non-affiliates of the Partnership. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                    None

                    DOCUMENTS INCORPORATED BY REFERENCE

                                    None



PART II


Item 8.  Financial Statements


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                         -----------------------------
                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                    PAGES
                                                                    -----


Independent Auditor's Report                                         F-2

Financial Statements

  Statements of Financial Condition
    December 31, 1998 and 1997                                       F-3

  Statements of Operations For the Year Ended
    December 31, 1998 and For the Period
   August 21, 1997 (inception) to December 31, 1997                  F-4

  Statements of Changes in Partners' Capital (Net Asset Value)
    For the Year Ended December 31, 1998 and
    For the Period August 21, 1997 (inception) to December 31, 1997  F-5

  Notes to Financial Statements                                   F-6 - F-10



                             INDEPENDENT AUDITOR'S REPORT


To the Partners
ProFutures Long/Short Growth Fund, L.P.


We have audited the accompanying statements of financial condition of ProFutures Long/Short Growth Fund, L.P. as of December 31, 1998 and 1997, and the related statements of operations and changes in partners' capital (net asset value) for the year ended December 31, 1998 and for the period August 21, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Long/Short Growth Fund, L.P. as of December 31, 1998 and 1997, and the results of its operations and the changes in its net asset values for the year ended December 31, 1998 and for the period August 21, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.




                                  ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

Hunt Valley, Maryland
February 16, 1999


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1998 and 1997
                                   -------------



                                                     1998            1997
                                                     ----            ----
ASSETS
  Equity in broker trading account
    Cash                                         $15,444,073     $   585,732
    United States government securities            3,406,808               0
    Unrealized gain on open contracts              1,163,250           2,175
                                                ------------     -----------

          Deposits with broker                    20,014,131         587,907

  Cash and cash equivalents                           10,415       2,275,163
  Subscriptions receivable                                 0          69,694
                                                 -----------     -----------

          Total assets                           $20,024,546     $ 2,932,764
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    12,215     $    11,744
  Commissions and other trading fees
    on open contracts                                    771             189
  General Partner management fee                      46,529           6,095
  Advisor incentive fee                            1,400,060               0
  Redemption payable                                  10,000               0
                                                 -----------     -----------

          Total liabilities                        1,469,575          18,028
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61.4461 and 30.6159
    units outstanding at December 31, 1998
    and 1997                                         116,671          29,313
  Limited Partners - 9,710.7200 and
    3,013.6483 units outstanding at
    December 31, 1998 and 1997                    18,438,300       2,885,423
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     18,554,971       2,914,736
                                                 -----------     -----------

                                                 $20,024,546     $ 2,932,764
                                                 ===========     ===========


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                    For the Year Ended December 31, 1998 and
         For the Period August 21, 1997 (inception) to December 31, 1997
                                   -------------



                                                 Year Ended      Period Ended
                                                December 31,     December 31,
                                                    1998             1997
                                                    ----             ----
INCOME
  Trading gains (losses)
    Realized                                     $6,818,869      $ (116,342)
    Change in unrealized                          1,161,075           2,175
                                                 ----------      ----------

          Gain (loss) from trading                7,979,944        (114,167)

  Interest income                                   439,168          19,520
                                                 ----------      ----------

          Total income (loss)                     8,419,112         (94,647)
                                                 ----------      ----------

EXPENSES
  Brokerage commissions                               8,363             564
  General Partner management fee                    267,508           9,826
  Advisor incentive fee                           1,571,370               0
  Operating expenses                                 55,126          11,704
                                                 ----------      ----------

          Total expenses                          1,902,367          22,094
                                                 ----------      ----------

          NET INCOME (LOSS)                      $6,516,745      $ (116,741)
                                                 ==========      ==========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number
    of units outstanding during the
    period of 6,179.3557 and 2,421.6801,
    respectively)                                $ 1,054.60      $   (48.21)
                                                 ==========      ==========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT           $   941.31      $   (42.55)
                                                 ==========      ==========


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                    For the Year Ended December 31, 1998 and
        For the Period August 21, 1997 (inception) to December 31, 1997
                                    -------------



                               Total          Partners' Capital
                             Number of   ------------------------------
                               Units     General    Limited       Total
                             ---------   -------    -------       -----

Balances at
  August 21, 1997 (inception)   0.0000  $      0  $         0  $         0

Additions                   3,044.2642    30,198    3,001,279    3,031,477

Net (loss) for the
  period August 21, 1997
  (inception) to
  December 31, 1997                         (885)    (115,856)    (116,741)
                            ----------  --------  -----------  -----------

Balances at
  December 31, 1997         3,044.2642    29,313    2,885,423    2,914,736

Net income for the year
  ended December 31, 1998                 50,427    6,466,318    6,516,745

Additions                   6,959.8881    36,931    9,422,159    9,459,090

Redemptions                  (231.9862)        0     (335,600)    (335,600)
                            ----------  --------  -----------  -----------

Balances at
   December 31, 1998        9,772.1661  $116,671  $18,438,300  $18,554,971
                            ==========  ========  ===========  ===========


                                      Net Asset Value Per Unit
                                      ------------------------
                                            December 31,
                                        1998            1997
                                        ----            ----

                                     $1,898.76        $957.45
                                     =========        =======


                             See accompanying notes.


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                     -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

     A.  General Description of the Partnership

         ProFutures Long/Short Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership's objective is appreciation of its assets through the speculative trading of stock index futures contracts. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States
         (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

         The Partnership was organized on August 21, 1997 under the name ProFutures Bull & Bear Fund, L.P. and commenced trading on November 20, 1997. On December 8, 1998, the Partnership changed its name from ProFutures Bull & Bear Fund, L.P. to ProFutures Long/Short Growth Fund, L.P.

     B.  Method of Reporting

         The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value.

         For purposes of both financial reporting and calculation of redemption value, Net Asset Value Per Unit is calculated by dividing Net Asset Value by the total number of units outstanding.

     C.  Cash and Cash Equivalents

         Cash and cash equivalents includes cash and short-term investments in fixed income securities.


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------

     D.  Brokerage Commissions

         Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

     E.  Income Taxes

         The Partnership prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $94,591 for the year ended December 31, 1998 and $30,315 for the period August 21, 1997 (inception) to December 31, 1997.

     G.  Statements of Cash Flows

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102
         - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. Prior to June 1, 1998, the Limited Partnership Agreement required the General Partner to maintain a capital account equal to at least 1% of the total capital of the Partnership. Effective June 1, 1998, the Limited Partnership Agreement was amended and now requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At December 31, 1998, the capital accounts of the General Partner and/or its principals and affiliates totaled $506,005.

         The General Partner is paid a monthly management fee equal to 1/4 of 1% (3% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement).


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 3.  COMMODITY TRADING ADVISOR
         -------------------------

         The Partnership has an advisory contract with Hampton Investors, Inc. (Hampton), pursuant to which the Partnership pays a quarterly incentive fee equal to 20% of New Trading Profits (as defined in the advisory contract).

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with Internationale Nederlanden (U.S.) Securities, Futures & Options Inc. (ING) to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker. At December 31, 1998, the initial margin requirement of $1,586,250 is satisfied by the deposit of cash and U.S. government securities with such broker. At December 31, 1997, substantially all of the cash deposited with the broker was used to satisfy the initial margin requirement.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
         --------------------------------------------

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscriptions receivable at December 31, 1997 of $69,694 were received by the Partnership on or before January 7, 1998.

         The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may require the Partnership to redeem any or all of such Limited Partner's units at Net Asset Value as of the close of business on the last day of any month upon advance written notice to the General Partner. The Limited Partnership Agreement contains a complete description of the Partnership's redemption policies and procedures.

Note 6.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

         The Partnership engages in the speculative trading of stock index futures contracts ("derivatives") on U.S. exchanges. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

         Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   -------------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         The Partnership has assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such financial institutions.

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

         The fair value of derivatives represents unrealized gains and losses on open futures contracts. The average fair value of derivatives during the year ended December 31, 1998 and during the period November 20, 1997 (commencement of trading) to December 31, 1997, was approximately $880,000 and $30,000, respectively, and the related fair values at December 31, 1998 and 1997 are approximately $1,163,000 and $2,000, respectively.

         Net trading results from derivatives for the year ended December 31, 1998 and for the period August 21, 1997 (inception) to December 31, 1997, are reflected in the statement of operations and equal gain
         (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts.

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1998, the maturity date for all open contracts is March 1999, and at December 31, 1997, the maturity date for all open contracts is March 1998.

         At December 31, 1998 and 1997, the notional amount of open contracts to purchase totaled approximately $28,100,000 and $5,600,000, respectively, and there were no open contracts to sell. These amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

         The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring Hampton's trading activity with the actual market risk controls being applied by Hampton itself. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   -------------



Note 7.  SUBSEQUENT EVENT
         ----------------

         The General Partner registered $60,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933. The Registration Statement on Form S-1 became effective February 16, 1999. In connection with this registration, the General Partner amended and restated the Limited Partnership Agreement to comply with state law guidelines regarding publicly offered commodity pools.


                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                    (Partnership)



                                  By /s/ GARY D. HALBERT
----------------------------        -----------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner



                                  By /s/ DEBI B. HALBERT
----------------------------        -----------------------------------------
Date                                Debi B. Halbert, Chief Financial Officer,
                                      Treasurer and Director
                                    ProFutures, Inc.
                                    General Partner