Form 10-Q
period 1999-03-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 1999-05-14
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended March 31, 1999
                      --------------

Commission File Number 0-25585
                       -------



PROFUTURES LONG/SHORT GROWTH FUND, L.P.
---------------------------------------
(Exact name of registrant)


       Delaware                             74-2849862
-----------------------        -----------------------------------
(State of Organization)        (I.R.S.Employer Identification No.)



ProFutures, Inc.
11612 Bee Cave Road
Suite 100
Austin, Texas  78733
----------------------------------------
(Address of principal executive offices)

Registrant's telephone number
(800) 348-3601
--------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
            March 31, 1999 (Unaudited) and December 31, 1998 (Audited)
                                   -------------



                                                   March 31,     December 31,
                                                     1999            1998
                                                     ----            ----
ASSETS
  Equity in broker trading account
    Cash                                         $18,363,278     $15,444,073
    United States government securities            1,716,439       3,406,808
    Unrealized gain (loss) on open contracts        (541,475)      1,163,250
                                                ------------     -----------

          Deposits with broker                    19,538,242      20,014,131

  Cash                                             8,363,494          10,415
  Subscriptions receivable                            35,000               0
                                                 -----------     -----------

          Total assets                           $27,936,736     $20,024,546
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    88,430     $    12,215
  Commissions and other trading fees
    on open contracts                                    992             771
  General Partner management fee                      48,998          46,529
  Advisor incentive fee                                    0       1,400,060
  Redemption payable                                  60,582          10,000
                                                 -----------     -----------

          Total liabilities                          199,002       1,469,575
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61.4461 units
    outstanding at March 31, 1999 and
    December 31, 1998                                116,463         116,671
  Limited Partners - 14,573.0283 and
    9,710.7200 units outstanding at
    March 31, 1999 and December 31, 1998          27,621,271      18,438,300
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     27,737,734      18,554,971
                                                 -----------     -----------

                                                 $27,936,736     $20,024,546
                                                 ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31, 1999 and 1998
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                          March 31,
                                                    1999            1998
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $ 1,578,905     $   629,463
    Change in unrealized                         (1,704,725)        277,825
                                                -----------     -----------

          Gain (loss) from trading                 (125,820)        907,288

  Interest income                                   231,233          46,131
                                                -----------     -----------

          Total income                              105,413         953,419
                                                -----------     -----------

EXPENSES
  Brokerage commissions                               3,108             716
  General Partner management fee                    144,005          26,107
  Advisor incentive fee                                   0         158,368
  Operating expenses                                 13,743          14,956
                                                -----------     -----------

          Total expenses                            160,856        200,147
                                                -----------     -----------

          NET INCOME (LOSS)                     $   (55,443)    $   753,272
                                                ===========     ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    9,948.2099 and 3,186.2386, respectively)    $     (5.57)    $    236.41
                                                ===========     ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT          $     (3.39)    $    232.98
                                                ===========     ===========


                              See accompanying notes.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Three Months Ended March 31, 1999 and 1998
                                    (Unaudited)
                                   -------------


                               Total          Partners' Capital
                             Number of   ------------------------------
                               Units     General    Limited       Total
                             ---------   -------    -------       -----
Balances at
   December 31, 1998        9,772.1661  $116,671  $18,438,300  $18,554,971

Net (loss) for the
  three months ended
  March 31, 1999                            (208)     (55,235)     (55,443)

Additions                   5,088.2753         0    9,674,650    9,674,650

Redemptions                  (225.9670)        0     (436,444)    (436,444)
                           -----------  --------  -----------  -----------

Balances at
   March 31, 1999          14,634.4744  $116,463  $27,621,271  $27,737,734
                           ===========  ========  ===========  ===========

Balances at
   December 31, 1997        3,044.2642  $ 29,313  $ 2,885,423  $ 2,914,736

Net income for the
  three months ended
  March 31, 1998                           7,623      745,648      753,271

Additions                     561.9632     6,138      613,562      619,700

Redemptions                   (25.4083)        0      (25,000)     (25,000)
                           -----------  --------  -----------  -----------

Balances at
   March 31, 1998           3,580.8191  $ 43,074  $ 4,219,633  $ 4,262,707
                           ===========  ========  ===========  ===========


Net asset value
 per unit at
  December 31, 1997                       $    957.45
                                          ===========
  March 31, 1998                          $  1,190.43
                                          ===========
  December 31, 1998                       $  1,898.76
                                          ===========
  March 31, 1999                          $  1,895.37
                                          ===========


                             See accompanying notes.




                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)
                                     -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

     A.  General Description of the Partnership

         ProFutures Long/Short Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of stock index futures contracts. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

         The Partnership was organized on August 21, 1997 under the name ProFutures Bull & Bear Fund, L.P. and commenced trading on November 20, 1997. On December 8, 1998, the Partnership changed its name from ProFutures Bull & Bear Fund, L.P. to ProFutures Long/Short Growth Fund, L.P.

     B.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998.

     C.  Method of Reporting

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)
                                   -------------



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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $96,746 for the three months ended March 31, 1999 and $6,197 for the three months ended March 31, 1998.

     G.  Statements of Cash Flows

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102
         - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. Prior to June 1, 1998, the Limited Partnership Agreement required the General Partner to maintain a capital account equal to at least 1% of the total capital of the Partnership. Effective June 1, 1998, the Limited Partnership Agreement was amended and requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At March 31, 1999 and December 31, 1998, the capital accounts of the General Partner and/or its principals and affiliates totaled $707,957 and $506,005, respectively.

         The General Partner is paid a monthly management fee equal to 1/4 of 1% (3% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement).



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                     (Unaudited)
                                    -------------



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

         At March 31, 1999 and December 31, 1998, the initial margin requirement of $2,495,625 and $1,586,250, respectively, is satisfied by the deposit of cash and U.S. government securities with such broker.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
         --------------------------------------------

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscriptions receivable at March 31, 1999 of $35,000 were received by the Partnership on or before April 2, 1999.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)
                                   -------------



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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts. The average fair value of derivatives during the three months ended March 31, 1999 and 1998 was approximately $33,000 and $263,500, respectively, and the related fair values at March 31, 1999 and December 31, 1998 are approximately $(541,500) and $1,163,000, respectively.

         Net trading results from derivatives for the three months ended
         March 31, 1999 and 1998, are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts.

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At March 31, 1999, the maturity date for all open contracts is June 1999, and at December 31, 1998, the maturity date for all open contracts is March 1999.

         At March 31, 1999 and December 31, 1998, the notional amount of open contracts to purchase totaled approximately $39,700,000 and $28,100,000, respectively, and there were no open contracts to sell. These amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

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

Note 7.  Registration of Additional Limited Partnership Units
         ----------------------------------------------------

         The General Partner registered $60,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933. The Registration Statement on Form S-1 became effective February 16, 1999.



Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

     A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash or cash equivalents, open futures contracts and other financial instruments. It is possible that extreme market conditions or daily price fluctuation limits at exchanges could adversely affect the liquidity of open futures contracts.

     B. CAPITAL RESOURCES: Since the Partnership's business is purchase and sale of futures contracts, it will make few, if any, capital expenditures. The Partnership has filed a Registration Statement with the Securities and Exchange Commission for the sale of $60,000,000 Units of Limited Partnership Interest which became effective February 16, 1999.

          As of March 31, 1999, 14,634.4744 Units are outstanding, including
          61.4461 General Partner Units, with an aggregate Net Asset Value of $27,621,271 ($1,895.37 per Unit). This represents an increase in Net Asset Value of $9,182,763 compared with December 31, 1998. The increase primarily relates to sales of limited partnership interests.

     C. RESULTS OF OPERATIONS: For the three months ended March 31, 1999, the Partnership had a net loss of $(55,443), as compared to net income of $753,272 for the three months ended March 31, 1998. The Partnership engages in the speculative trading of stock index futures contracts on U.S. exchanges; therefore, operating results will fluctuate from period to period.

          The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the Advisor's trading activity with the actual market risk controls being applied by the Advisor itself. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy.

     D. POSSIBLE CHANGES: The General Partner reserves the right to terminate certain and/or engage additional trading advisors or change any of the Partnership's clearing arrangements.

     E.   The Year 2000 Problem
          ---------------------

          Many existing computer systems use only two digits to refer to a year. This technique can cause the systems to treat the year 2000 as 1900, an effect commonly known as the "Year 2000 Problem." The Partnership, like other financial and business organizations, depends on the smooth functioning of computer systems and could be adversely affected if the computer systems on which it relies do not properly process and calculate date-related information concerning dates on or after January 1, 2000.

          The General Partner administers the business of the Partnership through various systems and processes maintained by the General Partner. The General Partner's modifications for Year 2000 compliance are proceeding according to plan and are expected to be completed by June 1999. The expenses incurred to date by the General Partner in preparing for Year 2000 compliance have not had a material adverse impact on the General Partner's financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to be material. The Partnership itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

          In addition to the General Partner, the Partnership is dependent on the capability of the Advisor, the commodity exchange, the broker, and other third parties with whom the Partnership has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The Advisor has taken action to identify any of its computer systems that are Year 2000 vulnerable and has not reported any problems to the General Partner. The Advisor is expected to notify the General Partner in a timely manner if it discovers a Year 2000 vulnerable system and is unable to correct it by January 1, 2000. The exchange participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association Y2K Tests are to test links with outside entities. The broker is addressing its Year 2000 issues and has participated in Year 2000 testing with various exchanges. The broker will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partner is monitoring the progress of the brokers and the exchanges in addressing their Year 2000 issues.

          The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of third parties, including the Advisor, the broker, the exchange and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Partnership, in which case sales could be suspended and/or redemption payments delayed until the Partnership's assets could be valued and/or funds could be transferred. If the General Partner believes, prior to December 31, 1999, that the Advisor, the broker or the exchange have failed to resolve a Year 2000 issue likely to have a material adverse impact on the Partnership, the General Partner could direct the Advisor to attempt to close any Partnership positions and to remain out of the market until such issue is resolved.



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          The General Partner registered $60,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933. The Registration Statement on Form S-1 became effective February 16, 1999. The offering commenced immediately following the effective date of the Registration Statement. The proceeds from the sale of 5,088 Limited Partnership Units totaled $9,674,650 through March 31, 1999 and are available to support the Partnership trading activity. The offering of Limited Partnership Units is continuing. The General Partner pays all offering costs and receives 1% of the subscription price of each unit as reimbursement. Such reimbursement of offering costs totaled $96,746 through March 31, 1999.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          There were no reports filed on Form 8-K.

          Exhibits filed herewith:

          Exhibit 1.0 Form of Stock Subscription Agreement by and between ING (U.S.) Securities, Futures & Options Inc. and ProFutures, Inc.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PROFUTURES LONG/SHORTH GROWTH FUND, L.P.
                            (Partnership)


                            By /s/ Gary D. Halbert
                              ---------------------------------
                              Gary D. Halbert, President
                              ProFutures, Inc., General Partner



                           STOCK SUBSCRIPTION AGREEMENT

                                   BY AND BETWEEN

                    ING (U.S.) SECURITIES, FUTURES & OPTIONS INC.
                                         AND
                                   PROFUTURES, INC.
                       Re:  ProFutures Bull & Bear Fund, L.P.



THIS STOCK SUBSCRIPTION AGREEMENT (as it may be amended from time to time, the "Agreement"), by and between ING Securities, Futures & Options Inc. ("ING") and ProFutures, Inc. (the "General Partner"), is made as of this 1st day of August, 1998.

WHEREAS, the General Partner entered into Stock Subscription Agreements, dated August 15, 1990, August 15, 1991, and September 1, 1991, respectively, each substantially in the form hereof, with Virginia Trading Corporation ("VTC"), and the Virginia Trading division of Quantum Financial Services, Inc. ("Quantum"), respectively;

WHEREAS, the issued and outstanding capital stock of VTC was acquired by Quantum which operated VTC's business as the Virginia Trading division of Quantum;

WHEREAS, the issued and outstanding capital stock of Quantum was acquired by the ING Group on January 7, 1994 and the name of Quantum was ultimately changed to ING Securities, Futures & Options Inc.;

WHEREAS, the parties desire to enter into this Agreement to reflect (a) that the respective rights and duties hereunder shall belong to ING, and (b) the current terms of the stock subscription obligation of ING;

WHEREAS, pursuant to a separate Brokerage Agreement, ING is the futures commission merchant for the ProFutures Bull & Bear Fund, L.P., a
Delaware limited partnership (the "Fund");

WHEREAS, the General Partner is obligated by the Agreement of Limited Partnership of ATA Researchy/ProFutures Diversified Fund, L.P., as amended and restated on December 1, 1993 (the "Agreement of Limited Partnership'), to maintain a minimum net worth equal to: (i) the lesser of $250,000 or 15% of the aggregate initial capital contributions of any limited partnerships for which it acts as general partner capitalized at $2,500,000 or less; or
(ii) 10% of the aggregate capital contributions of the limited partners of any limited partnerships for which it acts as general partner capitalized at greater than $2,500,000 (the "Net Worth Requirement");

WHEREAS, the General Partner has the responsibility for determining the adequacy of its net worth and the application of this Agreement towards the Net Worth Requirement; and

WHEREAS, ING has agreed to subscribe for stock of the General Partner to enable the General Partner to continue to meet the Net Worth Requirement.

NOW, THEREFORE, in consideration of the mutual promises made herein and other good and valuable consideration, the parties hereto agree as follows:


1. Purchase of Shares. On the date hereof and continuing on a regular basis as agreed upon by the parties, ING and the General Partner shall determine the aggregate amount of the subscription for shares of the General Partner's common stock required to enable the General Partner to continue to meet the Net Worth Requirement. Based upon such determination (as confirmed in writing in the form attached as Exhibit
    A, each executed original of which is incorporated herein by reference), ING will subscribe for the total subscription required for the General Partner to meet the Net Worth Requirement; provided, that in no event shall the total subscription with respect to the Fund exceed $7 million. The purchase price for the shares of common stock subscribed for by ING thereupon shall be equal to book value per share as determined by an independent certified public accountant selected and paid by the General Partner on the date(s) this obligation is met, but in no event less than $.01 per share. In the event the Fund both exceeds its Trading Suspension Level and, in fact, exhausts all its assets to satisfy Fund obligations, the subscription required for the General Partner to satisfy the Net Worth Requirement shall be callable by the General Partner on demand; provided, however, that: (a) the General Partner shall use its own capital first to meet the Net Worth Requirement; and (b) any such demand shall relate only to capital deficiencies resulting solely from the ordinary, lawful and necessary operations and activities of the Fund which cause the General Partner's net worth to fall below the Net Worth Requirement. The parties expressly acknowledge that, unless otherwise agreed in writing by both parties in their sole and absolute discretion as to other specific projects or activities, ING shall not have to subscribe to satisfy capital deficiencies resulting from activities and operations of the General Partner other than those associated with the Fund.
    Payment for the subscription called shall be made by wire transfer within thirty (30) days after the date of call. Upon payment, the General Partner shall issue to ING that number of shares for which full consideration has been paid.

2. Share Rights. Upon issuance, all shares of the General Partner's common stock shall be fully paid and non-assessable and shall entitle the holder to all rights applicable to such shares.

3. Computations. For purposes of meeting the Net Worth Requirement, all subscriptions for common stock shall be carried at face amount without deduction or discount. Any interests in the Fund owned by the General Partner or any of the General Partner's interests in other limited partnerships of which the General Partner is the general partner shall not be included in the computation of its net worth for compliance with the Net Worth Requirements.

4. Lower Net Worth. In the event that, at any time, the Net Worth Requirement set forth in the Fund's Agreement of Limited Partnership is amended pursuant thereto so that the Net Worth Requirement for the General Partner is lowered, the General Partner shall promptly notify ING and upon demand by ING effect a reduction in its net worth (but not below that required by the Agreement of Limited Partnership) by cancellation of such excess subscription amount in appropriate fashion.

5. General Partner Activities. The General Partner agrees, for so long as this Agreement is in effect, not to engage in any activities unrelated to its current activities of being: (a) a commodity trading advisor;
    (b) co-General Partner of ATA Research/ProFutures Diversified Fund, L.P.:
    (c) General Partner of the Alternative Asset Growth Fund, L.P.;
    (d) General Partner of the Fund; and (e) engaged in a similar activity involving ING or an associated company thereof; and (f) an introducing broker, without the consent of ING. Such undertaking shall include the General Partner's best efforts to conserve capital and avoid expenses to the extent feasible to minimize the need of the General Partner to call the subscription, especially as it relates to the Net Worth Requirement attributable to the Fund. The General Partner also agrees to cooperate in good faith as to ING in the conduct of its affairs including, without limitation, its full cooperation in responding to any reasonable request for information by ING.

6. ING's Activities. ING hereby agrees that it shall: (a) not purchase or otherwise acquire any Units of Limited Partnership Interest of the Fund;
    (b) provide all information which in the opinion of counsel for the General Partner is required for the General Partner to comply with federal and state securities and tax laws; and (c) cooperate in good faith with the General Partner in the conduct of its affairs.

7. Amendments; Assignments. No change or modification to this Agreement shall be effective unless the same shall be in writing and signed by each of the parties hereto. However, this Agreement may not be assigned by either party without the prior written consent of the other, and any attempted assignment without such consent shall be void. No change in ownership of either party shall in any way affect its obligation hereunder or in any related agreements.

8. Third Party Beneficiaries. Third party beneficiary rights, if any, under this Agreement are expressly limited to the limited partners of the Fund, to the Net Worth Requirement attributable to the Fund and, for the period commencing on the date of this Agreement, is accepted until the termination of this Agreement under any circumstance described in Paragraph 11 below.

9. Term. This Agreement shall continue in effect for a period of one (1) year from the date of this Agreement and shall be automatically renewed for additional one (1) year terms. Notwithstanding the foregoing, either party may terminate this Agreement at anytime after having given the other party at least sixty (60) days prior written notice of its intent to terminate. In the event the Fund terminates ING as its Clearing Broker, this Agreement will terminate on the same date as the Brokerage Agreement terminates. In the event that ING terminates its Brokerage Agreement and ceases to serve as the Fund's Clearing Broker, or the Brokerage Agreement expires, this Agreement will continue for up to 60 days after the date such Brokerage Agreement terminates or expires.

10. Information Requirements of the General Partner. During the term of this Agreement, the General Partner shall promptly furnish to ING the following:

    (a) copies of all regulatory notices, complaints, legal actions or proceedings, and other claims involving, relating to or against the General Partner or against the Fund including, without limitation, claims by any limited partner of the Fund.

    (b) copies of all regulatory notices, complaints, legal actions or proceedings, and other claims involving, relating to or against the General Partner or against the Fund including, without limitation, claims by any limited partner of the fund.

    (c)  copies of the following financial statements for the Fund:
         (i) monthly unaudited balance sheets and income statements;
         (ii) monthly asset reports for all assets regardless of where located; (iii) annual audited financial statements and any other interim audits available; and (iv) copies of statements from the other holders of Fund assets when they are received.

    (d)  copies of the following financial statements for the General
         Partner: (i) quarterly and annual unaudited balance sheets and income statements; and (ii) any audited statements available.

    (e) copies of marketing materials used in connection with the Fund concurrent with their use.

    The Clearing Broker shall have the right to review the books and records of the General Partner (excluding any information on its trading systems), at its office on reasonable notice during normal business hours, and subject to ING's maintaining strict confidentiality as to the information so reviewed.

11. Other Conditions. In the event the General Partner shall voluntarily file (or have involuntarily filed against it) a petition seeking protection from creditors pursuant to the United States Bankruptcy Code, as amended (the "Code"), or be subjected to the supervision of a receiver appointed by a state or federal court of competent jurisdiction, and any debtor in possession, trustee or receiver shall subsequently make a call upon ING for any cash contributions under this Agreement, the parties hereto specifically agree that ING shall be required to contribute such cash to the General Partner as is required to satisfy the Net Worth Requirement only upon the General Partner's transfer (free and clear of all liens and encumbrances) of such assets as are held in the name of the General Partner having a fair market value equal to, or greater than, the value of the purchase price required of ING by such debtor in possession, trustee or receiver.
    Such transfer of assets shall be in lieu of the General Partner's issuance of shares in exchange for cash; and further provided, that the transfer of such assets to ING shall be first approved by a United States Bankruptcy Court Judge, or the court officer having jurisdiction over any appointed receiver, and ING shall be awarded fee simple ownership and possession of such assets pursuant to 363 of the Code.
    In the circumstances of this paragraph, only of the required assets defined above by the General Partner to ING, shall ING be required to make the payment for any subscription called under this Agreement or shall the General Partner be required to issue any shares of its stock to ING.

12. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware applicable to contracts made in that state without reference to its conflict of laws provisions.

13. Notices. Any notices required or desired to be given under this Agreement shall be given in writing and shall be effective when given personally on the date delivered or, when given by mail, overnight courier or telefacsimile (provided receipt of the latter is orally confirmed), upon the date of receipt, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

        If to the General Partner:

        ProFutures, Inc.
        1310 Highway 620 South, Suite 200
        Austin, Texas  78734
        Attn:  Gary D. Halbert, President

        If to ING:

        ING (U.S.) Securities, Futures & Options, Inc.
        Sears Tower
        233 South Wacker Street
        Chicago, Illinois  60606
        Attn:  Brac Carr, Vice President

14. Entire Agreement. This Agreement contains the entire understanding of the parties with respect to the matters covered hereby. All prior subscription agreements and concomitant obligations of the parties are superceded by this Agreement.


IN WITNESS WHEREOF, the parties have duly executed this Agreement under seal as of the date first above written.


                             ING (U.S.) SECURITIES, FUTURES & OPTIONS, INC.


                             By:
                                -------------------------------------------

                             Name:
                                  -----------------------------------------

                             Title:
                                   ----------------------------------------


                             PROFUTURES, INC.

                             By:
                                -------------------------------------------
                                Gary D. Halbert, President



                                     EXHIBIT A



                   ING (U.S.) SECURITIES, FUTURES & OPTIONS, INC.
                                    Sears Tower
                              233 South Wacker Street
                             Chicago, Illinois  60606
                                  (312) 496-7000



August 1, 1998


Gary Halbert, President
ProFutures, Inc.
1310 Highway 620 South, Suite 200
Austin Texas   78734

Dear Mr. Halbert:

This is to confirm to ProFutures, Inc. the obligation of the undersigned
ING (U.S.) Securities, Futures & Options, Inc. ("ING") pursuant to the August 1, 1998 Stock Subscription Agreement (as amended from time to time, the "Agreement") between ProFutures, Inc. ("ProFutures") and ING, as outlined below. As of July 31, 1998, the aggregate relevant capital contributions by the limited partners of ProFutures Bull & Bear Fund, L.P. (the "Fund") for Units still outstanding was $7,462,507. Pursuant to the Agreement, accordingly, ING hereby subscribes to purchase 35,230 shares of ProFutures (at $188.71 per share), being that number of shares which will enable ProFutures to maintain its Net Worth Requirement as defined in the Agreement. It is our understanding under the Agreement that such subscription will be called only if and subject to the conditions as set forth in the Agreement occur. This subscription commitment supersedes all prior subscription commitments pursuant to the Agreement.

                             ING (U.S.) SECURITIES, FUTURES & OPTIONS, INC.


                             By:
                                -------------------------------------------

                             Name:
                                  -----------------------------------------

                             Title:
                                   ----------------------------------------



ACKNOWLEDGED:


PROFUTURES, INC.


By:
   -------------------------------------------
   Gary D. Halbert, President