Form 10-Q
period 1999-06-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 1999-08-12
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended June 30, 1999
                      -------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
             June 30, 1999 (Unaudited) and December 31, 1998 (Audited)
                                   -------------



                                                   June 30,      December 31,
                                                     1999            1998
                                                     ----            ----
ASSETS
  Equity in broker trading account
    Cash                                         $37,254,395     $15,444,073
    United States government securities              496,594       3,406,808
    Unrealized gain (loss) on open contracts               0       1,163,250
                                                ------------     -----------

          Deposits with broker                    37,750,989      20,014,131

  Cash                                             2,226,918          10,415
  Subscriptions receivable                           273,712               0
                                                 -----------     -----------

          Total assets                           $40,251,619     $20,024,546
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    32,158     $    12,215
  Commissions and other trading fees
    on open contracts                                      0             771
  General Partner management fee                      93,737          46,529
  Advisor incentive fee                              293,116       1,400,060
  Redemption payable                                  57,000          10,000
                                                 -----------     -----------

          Total liabilities                          476,011       1,469,575
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61.4461 units
    outstanding at June 30, 1999 and
    December 31, 1998                                120,989         116,671
  Limited Partners - 20,139.1426 and
    9,710.7200 units outstanding at
    June 30, 1999 and December 31, 1998           39,654,619      18,438,300
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     39,775,608      18,554,971
                                                 -----------     -----------

                                                 $40,251,619     $20,024,546
                                                 ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                  For the Six Months Ended June 30, 1999 and 1998
                                    (Unaudited)
                                   -------------



                                                      Six months ended
                                                          June 30,
                                                    1999            1998
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $ 2,636,969     $   975,789
    Change in unrealized                         (1,163,250)         (2,175)
                                                -----------     -----------

          Gain from trading                       1,473,719         973,614

  Interest income                                   617,092         115,348
                                                -----------     -----------

          Total income                            2,090,811       1,088,962
                                                -----------     -----------

EXPENSES
  Brokerage commissions                               8,138           2,333
  General Partner management fee                    388,423          63,807
  Advisor incentive fee                             293,116         171,310
  Operating expenses                                 48,551          27,673
                                                -----------     -----------

          Total expenses                            738,228         265,123
                                                -----------     -----------

          NET INCOME                            $ 1,352,583     $   823,839
                                                ===========     ===========

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of
  units outstanding during the period of
  13,491.9490 and 3,650.5036, respectively)     $    100.25     $    225.68
                                                ===========     ===========

INCREASE IN NET ASSET VALUE PER GENERAL
  AND LIMITED PARTNER UNIT                      $     70.27     $    256.26
                                                ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                 For the Three Months Ended June 30, 1999 and 1998
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                          June 30,
                                                    1999            1998
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $ 1,058,064     $   346,326
    Change in unrealized                            541,475        (280,000)
                                                -----------     -----------

          Gain from trading                       1,599,539          66,326

  Interest income                                   385,859          69,217
                                                -----------     -----------

          Total income                            1,985,398         135,543
                                                -----------     -----------

EXPENSES
  Brokerage commissions                               5,030           1,617
  General Partner management fee                    244,418          37,700
  Advisor incentive fee                             293,116          12,942
  Operating expenses                                 34,808          12,717
                                                -----------     -----------

          Total expenses                            577,372          64,976
                                                -----------     -----------

          NET INCOME                            $ 1,408,026     $    70,567
                                                ===========     ===========

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of
  units outstanding during the period of
  17,035.6881 and 4,114.7685, respectively)     $     82.65     $     17.15
                                                ===========     ===========

INCREASE IN NET ASSET VALUE PER GENERAL
  AND LIMITED PARTNER UNIT                      $     73.66     $     23.28
                                                ===========     ===========


                              See accompanying notes.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                  For the Six Months Ended June 30, 1999 and 1998
                                    (Unaudited)
                                   -------------


                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                            ----------  --------  -----------  -----------
Balances at
   December 31, 1998        9,772.1661  $116,671  $18,438,300  $18,554,971

Net income for the
  six months ended
  June 30, 1999                            4,318    1,348,265    1,352,583

Additions                  10,809.8386         0   20,599,942   20,599,942

Redemptions                  (381.4160)        0     (731,888)    (731,888)
                           -----------  --------  -----------  -----------

Balances at
   June 30, 1999           20,200.5887  $120,989  $39,654,619  $39,775,608
                           ===========  ========  ===========  ===========

Balances at
   December 31, 1997        3,044.2642  $ 29,313  $ 2,885,423  $ 2,914,736

Net income for the
  six months ended
  June 30, 1998                            8,334      815,505      823,839

Additions                   3,102.0846    36,931    3,678,879    3,715,810

Redemptions                   (79.1017)        0      (90,494)     (90,494)
                           -----------  --------  -----------  -----------

Balances at
   June 30, 1998            6,067.2471  $ 74,578  $ 7,289,313  $ 7,363,891
                           ===========  ========  ===========  ===========


Net asset value
 per unit at
  December 31, 1997                       $    957.45
                                          ===========
  June 30, 1998                           $  1,213.71
                                          ===========
  December 31, 1998                       $  1,898.76
                                          ===========
  June 30, 1999                           $  1,969.03
                                          ===========


                             See accompanying notes.




                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------



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

     B.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1999, and the results of operations for the six and three months ended June 30, 1999 and 1998.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                   -----------



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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $205,999 and $109,252 for the six and three months ended June 30, 1999 and $37,158 and $30,961 for the six and three months ended June 30, 1998.

     G.  Statements of Cash Flows

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102
         - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. Prior to June 1, 1998, the Limited Partnership Agreement required the General Partner to maintain a capital account equal to at least 1% of the total capital of the Partnership. Effective June 1, 1998, the Limited Partnership Agreement was amended and requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At June 30, 1999 and December 31, 1998, the capital accounts of the General Partner and/or its principals and affiliates totaled $735,470 and $506,005, respectively.

         The General Partner is paid a monthly management fee equal to 1/4 of 1% (3% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement).



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                   -----------



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

         At June 30, 1999 and December 31, 1998, the initial margin requirement of $0 and $1,586,250, respectively, is satisfied by the deposit of cash and U.S. government securities with such broker.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
         --------------------------------------------

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscriptions receivable at June 30, 1999 of $273,712 were received by the Partnership on or before July 1, 1999.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                   -----------



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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts. The average fair value of derivatives during the six months ended June 30, 1999 and 1998 was approximately $(485,200) and $166,400, respectively, and the related fair values at June 30, 1999 and December 31, 1998 are approximately $0 and $1,163,000, respectively.

         Net trading results from derivatives for the six and three months ended June 30, 1999 and 1998, are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts.

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At June 30, 1999, there are no open contracts, and at December 31, 1998, the maturity date for all open contracts is March 1999.

         At June 30, 1999 and December 31, 1998, the notional amount of open contracts to purchase totaled approximately $0 and $28,100,000, respectively, and there were no open contracts to sell. These amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

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

          As of June 30, 1999, 20,200.5887 Units are outstanding, including
          61.4461 General Partner Units, with an aggregate Net Asset Value of $39,775,608 ($1,969.03 per Unit). This represents an increase in Net Asset Value of $21,220,637 compared with December 31, 1998. The increase primarily relates to sales of limited partnership interests.

     C. RESULTS OF OPERATIONS: For the three months ended June 30, 1999, the Partnership had net income of $1,408,026, as compared to net income of $70,567 for the three months ended June 30, 1998. For the six months ended June 30, 1999, the Partnership had net income of $1,352,583, as compared to net income of $823,839 for the six months ended June 30, 1998. The Partnership engages in the speculative trading of stock index futures contracts on U.S. exchanges; therefore, operating results will fluctuate from period to period.

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

          The General Partner administers the business of the Partnership through various systems and processes maintained by the General Partner. The General Partner's modifications for Year 2000 compliance are proceeding according to plan and were substantially completed by June 1999. The expenses incurred to date by the General Partner in preparing for Year 2000 compliance have not had a material adverse impact on the General Partner's financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to be material. The Partnership itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

          In addition to the General Partner, the Partnership is dependent on the capability of the Advisor, the commodity exchange, the broker, and other third parties with whom the Partnership has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The Advisor has taken action to identify any of its computer systems that are Year 2000 vulnerable and has not reported any problems to the General Partner. The Advisor is expected to notify the General Partner in a timely manner if it discovers a Year 2000 vulnerable system and is unable to correct it by January 1, 2000. The exchange participated in the Futures Industry Association Y2K Beta Test during September 1998 and also participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association Y2K Tests are to test links with outside entities. The broker is addressing its Year 2000 issues and has participated in Year 2000 testing with various exchanges. The broker participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partner is monitoring the progress of the brokers and the exchanges in addressing their Year 2000 issues.

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



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          The General Partner registered $60,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933. The Registration Statement on Form S-1 became effective February 16, 1999. The offering commenced immediately following the effective date of the Registration Statement. The proceeds from the sale of 10,810 Limited Partnership Units totaled $20,599,942 through June 30, 1999 and are available to support the Partnership trading activity. The offering of Limited Partnership Units is continuing. The General Partner pays all offering costs and receives 1% of the subscription price of each unit as reimbursement. Such reimbursement of offering costs totaled $205,999 through June 30, 1999.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          There were no reports filed on Form 8-K.

          Exhibits filed herewith:

          None.



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