Form 10-Q
period 1999-09-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 1999-11-12
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999
                      ------------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
          September 30, 1999 (Unaudited) and December 31, 1998 (Audited)
                                   -------------



                                                 September 30,   December 31,
                                                     1999            1998
                                                     ----            ----
ASSETS
  Equity in broker trading account
    Cash                                         $37,843,355     $15,444,073
    United States government securities                    0       3,406,808
    Unrealized gain on open contracts              5,045,525       1,163,250
                                                ------------     -----------

          Deposits with broker                    42,888,880      20,014,131

  Cash                                               677,394          10,415
                                                 -----------     -----------

          Total assets                           $43,566,274     $20,024,546
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    21,223     $    12,215
  Commissions and other trading fees
    on open contracts                                  2,675             771
  General Partner management fee                     107,207          46,529
  Advisor incentive fee                                    0       1,400,060
  Redemptions payable                                226,220          10,000
                                                 -----------     -----------

          Total liabilities                          357,325       1,469,575
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61.4461 units
    outstanding at September 30, 1999
    and December 31, 1998                            117,322         116,671
  Limited Partners - 22,576.1052 and
    9,710.7200 units outstanding at
    September 30, 1999 and December 31, 1998      43,091,627      18,438,300
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     43,208,949      18,554,971
                                                 -----------     -----------

                                                 $43,566,274     $20,024,546
                                                 ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
               For the Nine Months Ended September 30, 1999 and 1998
                                    (Unaudited)
                                   -------------



                                                     Nine months ended
                                                        September 30,
                                                    1999            1998
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $(3,447,975)    $ 1,588,994
    Change in unrealized                          3,882,275        (978,675)
                                                -----------     -----------

          Gain from trading                         434,300         610,319

  Interest income                                 1,076,564         254,997
                                                -----------     -----------

          Total income                            1,510,864         865,316
                                                -----------     -----------

EXPENSES
  Brokerage commissions                              23,021           6,138
  General Partner management fee                    682,789         140,053
  Advisor incentive fee                             293,116         171,310
  Operating expenses                                 77,830          42,262
                                                -----------     -----------

          Total expenses                          1,076,756         359,763
                                                -----------     -----------

          NET INCOME                            $   434,108     $   505,553
                                                ===========     ===========

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of
  units outstanding during the period of
  16,164.1648 and 4,959.2859, respectively)     $     26.86     $    101.94
                                                ===========     ===========

INCREASE IN NET ASSET VALUE PER GENERAL
  AND LIMITED PARTNER UNIT                      $      9.97     $    331.10
                                                ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
              For the Three Months Ended September 30, 1999 and 1998
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                        September 30,
                                                    1999            1998
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $(6,084,944)    $   613,205
    Change in unrealized                          5,045,525        (976,500)
                                                -----------     -----------

          (Loss) from trading                    (1,039,419)       (363,295)

  Interest income                                   459,472         139,649
                                                -----------     -----------

          Total (loss)                             (579,947)       (223,646)
                                                -----------     -----------

EXPENSES
  Brokerage commissions                              14,883           3,805
  General Partner management fee                    294,366          76,246
  Advisor incentive fee                                   0               0
  Operating expenses                                 29,279          14,589
                                                -----------     -----------

          Total expenses                            338,528          94,640
                                                -----------     -----------

          NET (LOSS)                            $  (918,475)    $  (318,286)
                                                ===========     ===========

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of
  units outstanding during the period of
  21,508.5963 and 7,576.8507, respectively)     $    (42.70)    $    (42.01)
                                                ===========     ===========

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $    (60.30)    $     74.84
                                                ===========     ===========


                              See accompanying notes.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 1999 and 1998
                                    (Unaudited)
                                   -------------


                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                            ----------  --------  -----------  -----------
Balances at
   December 31, 1998        9,772.1661  $116,671  $18,438,300  $18,554,971

Net income for the
  nine months ended
  September 30, 1999                         651      433,457      434,108

Additions                  13,533.8056         0   25,476,715   25,476,715

Redemptions                  (668.4204)        0   (1,256,845)  (1,256,845)
                           -----------  --------  -----------  -----------

Balances at
   September 30, 1999      22,637.5513  $117,322  $43,091,627  $43,208,949
                           ===========  ========  ===========  ===========

Balances at
   December 31, 1997        3,044.2642  $ 29,313  $ 2,885,423  $ 2,914,736

Net income for the
  nine months ended
  September 30, 1998                      12,932      492,621      505,553

Additions                   6,959.8881    36,931    9,422,159    9,459,090

Redemptions                   (79.1017)        0      (90,494)     (90,494)
                           -----------  --------  -----------  -----------

Balances at
   September 30, 1998       9,925.0506  $ 79,176  $12,709,709  $12,788,885
                           ===========  ========  ===========  ===========


Net asset value
 per unit at
  December 31, 1997                       $    957.45
                                          ===========
  September 30, 1998                      $  1,288.55
                                          ===========
  December 31, 1998                       $  1,898.76
                                          ===========
  September 30, 1999                      $  1,908.73
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

     B.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1999, and the results of operations for the nine and three months ended September 30, 1999 and 1998.

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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $254,766 for the nine months ended September 30, 1999 and $94,591 for the nine months ended September 30, 1998.

     G.  Statements of Cash Flows

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102
         - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. Prior to June 1, 1998, the Limited Partnership Agreement required the General Partner to maintain a capital account equal to at least 1% of the total capital of the Partnership. Effective June 1, 1998, the Limited Partnership Agreement was amended and now requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At September 30, 1999 and December 31, 1998, the capital accounts of the General Partner and/or its principals and affiliates totaled $712,947 and $506,005, respectively.

         The Limited Partnership Agreement was further amended effective February 16, 1999 and generally requires that the General Partner maintain a net worth of at least $1,000,000. ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Securities, Futures & Options, Inc. (ING), the Partnership's primary broker, whereby ING has subscribed to purchase (up to $14,000,017) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

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

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with ING to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.

         At September 30, 1999, the initial margin requirement of $7,664,063 is satisfied by the deposit of cash with such broker. At
         December 31, 1998, the initial margin requirement of $1,586,250 is satisfied by the deposit of cash and U.S. government securities with such broker.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts. The average fair value of derivatives during the nine months ended September 30, 1999 and 1998 was approximately $38,000 and $340,000, respectively, and the related fair values at September 30, 1999 and December 31, 1998 are approximately $5,046,000 and $1,163,000, respectively.

         Net trading results from derivatives for the nine and three months ended September 30, 1999 and 1998, are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts.

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At September 30, 1999, the maturity date for all open contracts is December 1999, and at December 31, 1998, the maturity date for all open contracts is March 1999.

         At September 30, 1999, the notional amount of open contracts to sell totaled approximately $111,200,000, and there were no open contracts to purchase. At December 31, 1998, the notional amount of open contracts to purchase totaled approximately $28,100,000, and there were no open contracts to sell. These amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

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

Note 7.  Registration of Additional Limited Partnership Units
         ----------------------------------------------------

         In October 1999, the General Partner registered $40,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933. This registration carried forward $35,218,153 of unsold units from the previous registration; therefore, available unsold Limited Partnership Units as of the effective date of the registration will total $75,218,153.



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

     B. CAPITAL RESOURCES: Since the Partnership's business is purchase and sale of futures contracts, it will make few, if any, capital expenditures. In October 1999, the General Partner registered $40,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933. This registration carried forward $35,218,153 of unsold units from the previous registration; therefore, available unsold Limited Partnership Units as of the effective date of the registration will total $75,218,153.

          As of September 30, 1999, 22,637.5513 Units are outstanding, including 61.4461 General Partner Units, with an aggregate Net Asset Value of $43,208,949 ($1,908.73 per Unit). This represents an increase in Net Asset Value of $24,653,978 compared with December 31, 1998. The increase primarily relates to sales of limited partnership interests.

     C. RESULTS OF OPERATIONS: For the three months ended September 30, 1999, the Partnership had a net loss of $918,475, as compared to a net loss of $318,286 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Partnership had net income of $434,108, as compared to net income of $505,553 for the nine months ended September 30, 1998. The Partnership engages in the speculative trading of stock index futures contracts on U.S. exchanges; therefore, operating results will fluctuate from period to period.

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

          The General Partner administers the business of the Partnership through various systems and processes maintained by the General Partner. The General Partner's modifications for Year 2000 systems compliance were substantially complete as of September 30, 1999. Additional testing is scheduled to take place during the remainder of 1999. Costs of this testing were included in previously approved budgets of the General Partner and future Year 2000 expenses are expected to be negligible. These expenditures are not expected to have a material adverse impact on the General Partner's financial position, results of operations or cash flows in future periods. The General Partner has and will continue to devote the necessary resources to address any remaining Year 2000 issues in a timely manner. The Partnership itself has no systems or information technology applications relevant to its operations and, thus has no expenses related to addressing the Year 2000 Problem

          In addition to the General Partner, the Partnership is dependent on the capability of the Advisor, the Chicago Mercantile Exchange, the Futures Broker and other third parties with whom the Partnership has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The General Partner will monitor the Partnership's direct service providers, and may, where deemed appropriate, seek assurances from such service providers that they are taking all necessary steps to ensure that their computer systems will accurately reflect the Year 2000. No assurance can be given that the service providers have anticipated every step necessary to avoid any adverse effect attributable to the Year 2000 Problem, and there can be no assurance that the General Partner has anticipated every step necessary to avoid any adverse effect on the Partnership attributable to the Year 2000 issue. The failure of the Partnership's futures exchanges, clearing organizations, venders or regulators to resolve their own processing issues in a timely manner could result in a material financial risk.

          The Advisor has taken action to identify any of its computer systems that are Year 2000 vulnerable and has, to date, found none. The Advisor will notify the General Partner in a timely manner if it should discover a Year 2000 vulnerable system it is unable to correct by January 1, 2000. The Chicago Mercantile Exchange has successfully completed four industry-wide tests in conjunction with the Futures Industry Association. These tests revealed no problems related to the Year 2000 Problem for the Chicago Mercantile Exchange. The Futures Broker is addressing its Year 2000 issues and has participated in Year 2000 testing with various exchanges. The Futures Broker participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partner is monitoring the progress of the Futures Broker and the Chicago Mercantile Exchange in addressing their Year 2000 issues.

          The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of third parties, including the Advisor, the Futures Broker, the Chicago Mercantile Exchange and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Partnership, in which case sales could be suspended and/or redemption payments delayed until the Partnership's assets could be valued and/or funds could be transferred. If the General Partner believes, prior to December 31, 1999, that any of the Advisor, the Futures Broker or the Chicago Mercantile Exchange has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Partnership, the General Partner will direct the Advisor to attempt to close any Partnership positions and to remain out of the market until such issue is resolved.



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          The General Partner registered $60,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933. The Registration Statement on Form S-1 became effective February 16, 1999. The offering commenced immediately following the effective date of the Registration Statement. The proceeds from the sale of 13,534 Limited Partnership Units totaled $25,476,715 through September 30, 1999 and are available to support the Partnership trading activity. The offering of Limited Partnership Units is continuing. The General Partner pays all offering costs and receives 1% of the subscription price of each unit as reimbursement. Such reimbursement of offering costs totaled $254,766 through September 30, 1999. In October 1999, the General Partner registered $40,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933. This registration carried forward $35,218,153 of unsold units from the previous registration; therefore, available unsold Limited Partnership Units as of the effective date of the registration will total $75,218,153.



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