Form 10-K
period 1999-12-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2000-03-28
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  December 31, 1999
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

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X
                                    No

State the aggregate market value of the voting stock held by non-affiliates of the Partnership. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                              Not applicable

                    DOCUMENTS INCORPORATED BY REFERENCE

        Partnership's Registration Statements on Form S-1 effective
                February 16, 1999 and November 17, 1999 and
          Prospectus dated February 16, 1999 and November 17, 1999



                                   PART I


Item 1.  Business.

(a)  General Development of Business
     -------------------------------

     ProFutures Long/Short Growth Fund, L.P. (the "Partnership") was organized in August 1997 under the Delaware Revised Uniform Limited Partnership
     Act under the name ProFutures Bull & Bear Fund, L.P. and commenced trading on November 20, 1997. On December 8, 1998, the Partnership changed its name from ProFutures Bull & Bear Fund, L.P. to ProFutures Long/Short Growth Fund, L.P.

     The General Partner and Commodity Pool Operator of the Partnership is ProFutures, Inc., a Texas corporation. The General Partner's address is 11612 Bee Cave Road, Suite 100, Austin, Texas 78733 and its telephone numbers are (800) 348-3601 and (512) 263-3800.

     The Partnership filed a registration statement with the U.S. Securities and Exchange Commission under the Securities Act of 1933 for the public offering of $60,000,000 of additional Limited Partnership Units which became effective February 16, 1999. The General Partner later registered $40,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933 which was effective November 17, 1999. This registration carried forward $35,218,153 of unsold units from the previous registration. Therefore, unsold Limited Partnership Units totaled $75,218,153 as of the effective date of the registration.

(b)  General Description of the Business
     -----------------------------------

     ProFutures, Inc., a Texas corporation, is the General Partner and also a guaranteed Introducing Broker of Internationale Nederlanden (U.S.) Securities, Futures & Options Inc. (ING), the Partnership's futures clearing broker.

     It is also registered with the Commodity Futures Trading Commission (CFTC) as a commodity trading advisor and commodity pool operator and is a member of the National Futures Association (NFA). Gary D. Halbert is the Chairman, President and principal stockholder of ProFutures, Inc., which was incorporated and began operation in December 1984 and specializes in speculative managed futures accounts.

     The General Partner administers the business and affairs of the Partnership exclusive of its trading operations. Trading decisions are made by Hampton Investors, Inc. (the "Advisor") , the commodity trading advisor for the Partnership. The Advisor has been managing investor accounts and its own capital in the securities markets since 1985 and began trading investor capital in the futures markets in May 1995. The Advisor trades for the Partnership pursuant to its Leverage 3 trading program which, since July 1995, has focused on trading only the S&P 500 Stock Index futures contract.

     The Partnership's Selling Agent is ProFutures Financial Group, Inc. which is an affiliate of ProFutures, Inc.

     The Partnership operates as a commodity investment pool that offers individual investors a way to participate in the equity markets through stock index futures. The primary objective of the Partnership is long-term appreciation of its assets through the speculative trading of stock index futures. The Partnership trades the S&P 500 Stock Index (the "Index") futures contract (the "S&P 500 Contract") on the Chicago Mercantile Exchange under the guidance of the Advisor. The Index is based on the stock prices of 500 large-capitalization companies. The market value of the 500 companies is equal to about 80% of the value of all stocks listed on the New York Stock Exchange. Use of the S&P 500 Contract permits investors to trade the Index at various multiples, thus creating, in effect, a highly-leveraged stock portfolio. The S&P 500 Contract may also offer greater liquidity than the underlying stocks in active market conditions and the potential to profit from stock market downturns by selling short, a trading technique where the futures contract is first sold and then, later, bought back.

(c)  Trading Method and Advisor
     --------------------------

     The Advisor's Leverage 3 trading program uses several indicators that examine relevant information relating to the S&P 500 Contract. These indicators are divided into three categories: monetary, market-action based and price-based. The Leverage 3 trading program attempts to take a position in the S&P 500 Contract of up to approximately three times that of a fully-funded S&P 500 Contract. The value of a fully-funded S&P 500 Contract equals the contract multiplier, currently $250, times the Index level. The Index level fluctuates daily but assume for purposes of the following example that it is 1,200. In this example, a fully-funded S&P 500 Contract is worth $300,000 ($250 x 1,200). If you wanted to trade without the use of leverage, you could deposit $300,000 in cash and buy one S&P 500 Contract. Your account would then go up and down in line with the Index. When the Advisor's system is in its most bullish position, the Advisor will establish a long position by buying three S&P 500 Contracts for each approximately $300,000 in the Partnership. That means that when the Index moves 1%, the value of the Partnership should move approximately 3% in the same direction: the Partnership would be approximately three times leveraged.

     The Advisor's system increases and decreases the leverage of long positions as its signal becomes stronger or weaker. If, in the above example, a certain number of the indicators turn negative, the Advisor would reduce its position so as to be only two times leveraged. If more indicators turn negative, the Advisor would liquidate the entire position and be neutral (100% cash, no S&P 500 Contract position). And if more indicators became negative, the Advisor would "short" the market by selling S&P 500 Contracts, again at three times leverage. In that scenario, the Partnership would gain approximately 3% for each 1% the Index falls - assuming the Advisor remains in the position. In summary, the program has four positions: maximum leverage long (three times leverage long), long (two times leverage long), neutral (100% cash) and maximum leverage short (three times leverage short).

     The Advisor's program provides significant leverage, well above what one can accomplish in a margin account with a stock broker, but well below that of trading futures contracts at an exchange's minimum margin. While the Partnership uses less leverage than many futures funds, there has been considerable short-term volatility in the program. Investors should be prepared for sudden, substantial changes in Unit value and rates of return. Leverage amplifies both gains and losses.

     The Advisor may also trade other stock index futures contracts, and options thereon, including the S&P 500/BARRA indices, the S&P Midcap 400, the Dow Jones Industrial Average, the NASDAQ 100, the Russell 2000, and similar U.S. stock index futures contracts which may become available in the future. However, the Advisor currently expects to limit its trading to the S&P 500 Contract.

     The General Partner, on behalf of the Partnership, has entered into an advisory contract which provides that the portion of the Partnership's assets allocated to the Advisor will be traded in accordance with the Advisor's instruction unless the General Partner determines that the Partnership's trading policies have been violated. The General Partner has the authority to allocate or reallocate assets to or from its current Advisor.

     The Advisor does not own any Units of the Partnership. A principal of the Advisor, however, does own Units of the Partnership. The Advisor is an independent commodity trading advisor and is not affiliated with the General Partner; however, the Advisor is also an advisor to other commodity pools with which the General Partner is currently associated. The Advisor is registered with the CFTC as a commodity trading advisor and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisor and its respective principals are not available for inspection by the Limited Partners of the Partnership.

(d)  Fees, Compensation and Expenses
     -------------------------------

     The descriptions and definitions contained in "Analysis of Fees and Expenses Paid by the Fund" on Pages 27 - 29 of the Prospectus dated November 17, 1999 are incorporated herein by reference.

     The General Partner, is paid a monthly management fee equal to 1/4 of 1% of month-end Net Assets (approximately 3% annually).

     The Advisor is paid a quarterly incentive fee equal to 20% of any New Trading Profit (as defined in the advisory contract).

     A one-time organizational charge of 1% of the subscription amount is paid to the General Partner (or the Selling Agent, its affiliated broker-dealer) by each subscriber. The General Partner has paid for all actual costs of organizing the Partnership and conducting the public offering of Units.
     To the extent that the aggregate 1% organizational charge collected is less than these actual costs, the General Partner will pay the costs. To the extent that the aggregate 1% organizational charge collected exceeds these actual costs, the excess amount will be paid to the Selling Agent. Such payment could be deemed to be a selling commission.

(e)  Brokerage Arrangements
     ----------------------

     The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Partnership's trading will be executed. The General Partner has selected Internationale Nederlanden (U.S.) Securities, Futures & Options Inc. ("ING") as the Partnership's primary clearing broker. ING is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

(f)  Financial Information About Industry Segments
     ---------------------------------------------

     The Partnership operates in only one industry segment, that of the speculative trading of index futures. See also "The Stock Index Futures Markets", pages II-3 to II-6 of Part II of the Prospectus dated
     November 17, 1999, which is incorporated herein by reference.

(g)  Regulation
     ----------

     The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the Commodity Futures Trading Commission (CFTC), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as "futures commission merchants"), commodity pool operators, commodity trading advisors and others. The General Partner is registered by the CFTC as a commodity pool operator and the Advisor is registered as a commodity trading advisor. Futures professionals such as the General Partner and the Advisor are also regulated by the National Futures Association, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partner would be unable to act as the Partnership's commodity pool operator, and the Advisor as a commodity trading advisor, to the Partnership.

     The CFTC has adopted disclosure, reporting and recordkeeping requirements for commodity pool operators (such as the General Partner) and disclosure and recordkeeping requirements for commodity trading advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool's income or loss and change in Net Asset Value and an annual financial report, audited by an independent certified public accountant.

     The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation only (i.e., traders may liquidate existing positions but not establish new positions). The exercise of such powers could adversely affect the Partnership's trading.

     For additional information refer to "Regulation", Pages II-4 to II-5 of
     Part II of the Prospectus dated November 17, 1999, which is incorporated herein by reference.

(h)  Competition
     -----------

     The Partnership may experience increased competition for the same commodity futures contracts. The Advisor may recommend similar or identical trades to other accounts it manages. Thus the Partnership may be in competition with such accounts for the same or similar positions. Competition may also increase due to widespread utilization of computerized trading methods similar to the methods used by the the Advisor. The Partnership may also compete with other funds organized by the General Partner.

(i)  Financial Information About Foreign and Domestic Operations
     -----------------------------------------------------------

     The Partnership does not expect to engage in any operations in foreign countries nor does it expect to earn any portion of the Partnership's revenue from customers in foreign countries.

Item 2.  Properties.

     The Partnership does not own and does not expect to own any physical properties.

Item 3.  Legal Proceedings.

     The Partnership is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of holders of Limited Partnership Units ("Units") during the fiscal year ended December 31, 1999.



                                  PART II



Item 5.  Market for Partnership's Securities and Related Security Holder
         Matters

(a)  Market Information
     ------------------

     There is no established public trading market for the Partnership's Limited Partnership Units.

     The Partnership's Limited Partnership Units may be purchased at a price equal to 101% of the Net Asset Value per Unit on the last day of each month. Approximately 99% of the purchase price, an amount equal to 100% of Net Asset Value per Unit, is contributed to the Partnership. The General Partner, ProFutures, Inc. retains 1% to pay organizational and offering expenses.

     A Limited Partner (or any assignee of units) may withdraw some or all of his capital contribution and undistributed profits, if any, by requiring the Partnership to redeem any or all of his Units at Net Asset Value per Unit. Redemptions shall be effective as of the end of any month after 10 days written notice to the General Partner. Redemptions shall be paid as promptly as practicable after the effective date of redemption, but in no event more than 30 days thereafter, provided that all liabilities, contingent or otherwise, of the Partnership, have been paid and there remains property of the Partnership sufficient to pay them.

(b)  Holders
     -------

     The number of holders of record of Units of Partnership as of December 31, 1999 was:

           General Partner's Capital       3
           Limited Partners' Capital   1,129

     At the commencement of trading on November 20, 1997 there were 38 Partners holding 3,044.2643 Units. At December 31, 1999 there were 1,129 Limited Partners holding 23,001.4311 Units, and 373.5191 Units held by the General Partner and its principals. (This figure represents the Units owned by 3 principals of the General Partner.)

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.

Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 1999 and 1998 and for the period August 21, 1997 (inception) to December 31, 1997.

                                                                1999
                                                                ----

     Realized Gains (Losses)                                $  1,522,130
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (7,168,725)
     Interest Income                                           1,625,573
     General Partner Management Fee                              986,328
     Advisor Incentive Fee                                       293,116
     Net Income (Loss)                                        (5,439,311)
     General Partner Capital                                     101,567
     Limited Partner Capital                                  38,536,017
     Partnership Capital                                      38,637,584
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (304.83)
     Net Asset Value Per Unit At
       End of Year                                              1,652.95


                                                                1998
                                                                ----

     Realized Gains (Losses)                                $  6,818,869
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       1,161,075
     Interest Income                                             439,168
     General Partner Management Fee                              267,508
     Advisor Incentive Fee                                     1,571,370
     Net Income (Loss)                                         6,516,745
     General Partner Capital                                     116,671
     Limited Partner Capital                                  18,438,300
     Partnership Capital                                      18,554,971
     Net Income (Loss) Per Limited and
       General Partner Unit*                                    1,054.60
     Net Asset Value Per Unit At
       End of Year                                              1,898.76


                                                                1997
                                                                ----

     Realized Gains (Losses)                                $   (116,342)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                           2,175
     Interest Income                                              19,520
     General Partner Management Fee                                9,826
     Advisor Incentive Fee                                             0
     Net Income (Loss)                                          (116,741)
     General Partner Capital                                      29,313
     Limited Partner Capital                                   2,885,423
     Partnership Capital                                       2,914,736
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (48.21)
     Net Asset Value Per Unit At
       End of Year                                                957.45


     ----------------
     * Based on weighted average units outstanding


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Liquidity and Capital Resources
     -------------------------------

     Substantially all of the Partnership's assets at December 31, 1999 were in cash. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

     The amount of assets invested in the Partnership generally does not affect its performance, as typically this amount is not a limiting factor on the positions acquired by the Advisor, and the Partnership's expenses are primarily charged as a fixed percentage of its asset base, however large.

     The Partnership raises additional capital only through the sale of Units and trading profits (if any) and does not engage in borrowing. The Partnership sells no securities other than the Units.

     The value of the Partnership's cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation could cause the value of certain U.S. Government securities, if any, to decline, but only to a limited extent. More important, changes in interest rates could cause periods of strong up or down stock market price trends, during which the Partnership's profit potential generally increases.

     If the Partnership employs a cash manager, as it has in the past, the cash manager will invest up to approximately 90% of the Partnership's assets in readily marketable investments such as: U.S. Treasury securities, instruments issued by or one-day time deposits with banks with long-term credit rating of at least AA, money market mutual funds and/or commercial papers (rated AP-1). Accordingly, except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any cash management investments quickly and at market prices. This permits the Advisor to limit losses as well as reduce market exposure on short notice should its program direct it to do so in order to reduce market exposure. In addition, because there is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations are precise.

(b)  Results of Operations
     ---------------------

     Due to the speculative nature of trading stock index futures, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year Ended December 31, 1999
     ----------------------------

     1999 had a net loss of $(5,439,311) or $(304.83) per Unit.  At
     December 31, 1999, partners' capital totaled $38,637,584, a net increase of $20,082,613 from December 31, 1998 primarily due to net capital additions of $25,521,924. Net Asset Value per Unit at December 31, 1999 amounted to $1,652.95, as compared to $1,898.76 at December 31, 1998, a decrease of 12.95%. The net losses occurred primarily during the fourth quarter as the Advisor generally maintained a short position but the stock market turned positive.

     Year Ended December 31, 1998
     ----------------------------

     Net income for 1998 amounted to $6,516,745 or $1,054.60 per Unit. At December 31, 1998, partners' capital totaled $18,554,971, a net increase of $15,640,235 from December 31, 1997 due to the combination of significant net income and net capital additions of $9,123,490. The net income occurred primarily during the fourth quarter as the Advisor maintained a long position while the stock markets trended upward. Net Asset Value per Unit at December 31, 1998 amounted to $1,898.76, as compared to $957.45 at December 31, 1997, an increase of 98.31%.

     Period Ended December 31, 1997
     ------------------------------

     Net loss for the trading period of less than two months was $(116,741), or $(48.21) per Unit. At December 31, 1997, partners' capital totaled $2,914,736. The Net Asset Value per Unit at December 31, 1997 amounted to $957.45; a decrease of 4.25% from inception (November 20, 1997) of trading.

 (d) Possible Changes
     ----------------

     The General Partner reserves the right to terminate and/or engage additional Commodity Trading Advisors or change any of the Partnership's clearing arrangements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     Introduction
     ------------

     The Partnership operates as a commodity investment pool engaged in the speculative trading of stock index futures. All, or substantially all, of the Partnership's assets are, accordingly, subject to the risk of trading loss. Unlike an operating company, the risks involved in trading market sensitive derivative instruments are integral, not incidental, to the Partnership's business.

     Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including general economic conditions, equity price levels, the market value of financial instruments and contracts and the liquidity of the markets in which it trades.

     The Partnership acquires and liquidates, generally on a short-term basis, both long and short positions in stock index futures. Consequently, it is not possible to predict how a particular market scenario projected into the future will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date. In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantitative disclosure included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to the Value at Risk or by the Partnership's attempts to manage its market risk.

     Materiality, as used in this section, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage and multiplier features of the Partnership's market sensitive interests.

     Quantitative Disclosures About Trading Risk
     -------------------------------------------

     The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the terms and amounts related to particular contracts held during or at the end of the reporting period).

     Risk exposure in the market sectors traded by the Partnership's Advisor is quantified below in terms of Value at Risk. Contract interests are recorded in the financial statements at fair market value; therefore, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow.

     The Partnership has used commodity exchange maintenance margin requirements as the measure of its Value at Risk in a given market sector. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day intervals. The maintenance margin levels are established by brokers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

     The trading Value at Risk associated with the Partnership's open positions in stock index futures as of December 31, 1999 is $6,918,750, which includes all open position trading risk exposures of the Partnership. It represents 17.9% of the Partnership's total capitalization of approximately $38.6 million as of December 31, 1999.

     The face value of the open positions held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a risk of loss not typically found in most other financial instruments. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk disclosure - as well as the past performance of the Partnership - give no indication of the magnitude of this risk of loss.

     Qualitative Disclosures About Trading Risk
     ------------------------------------------

     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and its Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The Partnership's primary market risk exposure is to fluctuations in the S&P 500 Stock Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. equity markets.

     Disclosures About Non-Trading Risk
     ----------------------------------

     The Partnership has non-trading cash flow risk as a result of investing a substantial portion of its assets in interest-bearing cash management accounts and interest-bearing deposits with brokers. If short-term interest rates decline, then cash flow from interest-income related to cash management accounts and broker deposits will also decline.

     Qualitative Disclosures About Management Risk Exposure
     ------------------------------------------------------

     The Partnership trades exchange-traded futures and options contracts on stock indices, currently only the S&P 500 Stock Index futures contract. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). The General Partner seeks to control market risk by monitoring, on a daily basis, the Advisor's trading on behalf of the Partnership. The Advisor seeks to control market risk by applying its trading program systematically and by limiting the number of futures contracts it buys or sells for the Partnership at any time.
     Credit risk associated with exchange-traded contracts is generally considered to be quite low because exchanges typically provide clearing arrangements in which the collective credit of the clearing members is pledged to support the financial integrity of the exchange. The General Partner seeks to minimize credit risk associated with banks and brokers by depositing and maintaining the Partnership's assets only with large, well capitalized financial institutions.

Item 8.  Financial Statements and Supplementary Data.

     Financial statements meeting the requirements of Regulation S-X are listed following this report. The Supplementary Financial Information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.



                                   PART III


Item 10.  Directors and Executive Officers of the Partnership.

     The Partnership has no directors or executive officers. The General Partner of the Partnership is ProFutures, Inc., which administers and manages the Partnership's affairs.

     Gary D. Halbert, age 47, is the Chairman, President, Director and the principal shareholder of ProFutures, Inc. Debi Halbert, age 44, is the Chief Financial Officer, Director and a minority shareholder of ProFutures, Inc.

     Patrick W. Watson, born 1964, is Vice President of the General Partner. He is involved in research, investment strategy, business development and investor relations.

     John M. (Mike) Posey, born 1955, is Vice President of Marketing of the General Partner.

     Jon P. Meyer, born 1964, is Vice President of Operations of the General Partner.

     There have been no administrative, civil or criminal proceedings against Gary D. Halbert, Debi Halbert, Patrick Watson, Mike Posey, Jon Meyer or ProFutures, Inc. material to the Partnership.

Item 11.  Executive Compensation.

     The General Partner receives, as compensation for its services, a monthly management fee equal to 1/4 of 1% of month-end Net Assets (approximately 3% annually), which aggregated $986,328 for 1999.

Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General
     Partner exclusively manages the Partnership's affairs. As of December 31, 1999 the General Partner and its principals owned 373.5191 Units of General Partnership Interest.

(c)  Changes in Control
     ------------------

     None.

Item 13.  Certain Relationships and Related Transactions.

     See prospectus dated November 17, 1999, page 2, Organizational Chart, and pages 41 - 42, which is incorporated herein by reference, for information concerning relationships and transactions between the General Partner, the Advisor, the Broker and the Partnership.



                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.  Financial Statements

         See Index to Financial Statements on Page F-1.

         The Financial Statements begin on Page F-3.

(a)  2.  Financial Statement Schedules.

         Not applicable, not required, or information included in financial statements.

(a)  3.  Exhibits.

         Incorporated by reference - previously filed:

         Form S-1 and Prospectus dated February 16, 1999 and exhibits thereto.

         Form S-1 and Prospectus dated November 17, 1999 and exhibits thereto.

(b)  Reports on Form 8-K
     -------------------

     None.

(c)  Exhibits
     --------

     None.

(d)  Financial Statement Schedules
     -----------------------------

     Not Applicable, not required, or information included in financial statements.



                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                    (Partnership)



                                    By
----------------------------          ---------------------------------------
Date                                  Gary D. Halbert, President and Director
                                      ProFutures, Inc.
                                      General Partner



                                    By
----------------------------          ---------------------------------------
Date                                  Debi Halbert, Chief Financial Officer,
                                        Treasurer and Director
                                      ProFutures, Inc.
                                      General Partner



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                         -----------------------------
                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                      PAGES
                                                                      -----


Independent Auditor's Report                                           F-2

Financial Statements

  Statements of Financial Condition
    December 31, 1999 and 1998                                         F-3

  Statements of Operations For the Years Ended
    December 31, 1999 and 1998 and For the Period
   August 21, 1997 (inception) to December 31, 1997                    F-4

  Statements of Changes in Partners' Capital (Net Asset Value)
    For the Years Ended December 31, 1999 and 1998 and
    For the Period August 21, 1997 (inception) to December 31, 1997    F-5

  Notes to Financial Statements                                     F-6 - F-9



                             INDEPENDENT AUDITOR'S REPORT


To the Partners
ProFutures Long/Short Growth Fund, L.P.


We have audited the accompanying statements of financial condition of ProFutures Long/Short Growth Fund, L.P. as of December 31, 1999 and 1998, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 1999 and 1998 and for the period August 21, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Long/Short Growth Fund, L.P. as of December 31, 1999 and 1998, and the results of its operations and the changes in its net asset values for the years ended December 31, 1999 and 1998 and for the period August 21, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.




                              /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

Hunt Valley, Maryland
February 25, 2000

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1999 and 1998
                                   -------------



                                                     1999            1998
                                                     ----            ----
ASSETS
  Equity in broker trading account
    Cash                                         $44,341,201     $15,444,073
    United States government securities                    0       3,406,808
    Unrealized gain (loss) on open contracts      (6,005,475)      1,163,250
                                                 -----------     -----------

          Deposits with broker                    38,335,726      20,014,131

  Cash                                               642,249          10,415
                                                 -----------     -----------

          Total assets                           $38,977,975     $20,024,546
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    18,894     $    12,215
  Commissions and other trading fees
    on open contracts                                  3,018             771
  General Partner management fee                      95,836          46,529
  Advisor incentive fee                                    0       1,400,060
  Redemption payable                                 222,643          10,000
                                                 -----------     -----------

          Total liabilities                          340,391       1,469,575
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61.4461 units outstanding
    at December 31, 1999 and 1998                    101,567         116,671
  Limited Partners - 23,313.5041 and 9,710.7200
    units outstanding at December 31, 1999
    and 1998                                      38,536,017      18,438,300
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     38,637,584      18,554,971
                                                 -----------     -----------

                                                 $38,977,975     $20,024,546
                                                 ===========     ===========


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 1999 and 1998 and
         For the Period August 21, 1997 (inception) to December 31, 1997
                                   -------------



                                       Year Ended    Year Ended   Period Ended
                                      December 31,  December 31,  December 31,
                                          1999          1998          1997
                                          ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                          $ 1,522,130   $ 6,818,869   $  (116,342)
    Change in unrealized               (7,168,725)    1,161,075         2,175
                                      -----------   -----------   -----------

          Gain (loss) from trading     (5,646,595)    7,979,944      (114,167)

  Interest income                       1,625,573       439,168        19,520
                                      -----------   -----------   -----------

          Total income (loss)          (4,021,022)    8,419,112       (94,647)
                                      -----------   -----------   -----------

EXPENSES
  Brokerage commissions                    35,908         8,363           564
  General Partner management fee          986,328       267,508         9,826
  Advisor incentive fee                   293,116     1,571,370             0
  Operating expenses                      102,937        55,126        11,704
                                      -----------   -----------   -----------

          Total expenses                1,418,289     1,902,367        22,094
                                      -----------   -----------   -----------

          NET INCOME (LOSS)           $(5,439,311)  $ 6,516,745   $  (116,741)
                                      ===========   ===========   ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average
    number of units outstanding
    during the period of 17,843.6687,
    6,179.3557 and 2,421.6801,
    respectively)                     $   (304.83)  $  1,054.60   $    (48.21)
                                      ===========   ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                        $   (245.81)  $    941.31   $    (42.55)
                                      ===========   ===========   ===========


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 1999 and 1998 and
        For the Period August 21, 1997 (inception) to December 31, 1997
                                    -------------



                               Total          Partners' Capital
                             Number of   ------------------------------
                               Units     General    Limited       Total
                             ---------   -------    -------       -----

Balances at
  August 21, 1997 (inception)   0.0000  $      0  $         0  $         0

Additions                   3,044.2642    30,198    3,001,279    3,031,477

Net (loss) for the
  period August 21, 1997
  (inception) to
  December 31, 1997                         (885)    (115,856)    (116,741)
                           -----------  --------  -----------  -----------

Balances at
  December 31, 1997         3,044.2642    29,313    2,885,423    2,914,736

Net income for the year
  ended December 31, 1998                 50,427    6,466,318    6,516,745

Additions                   6,959.8881    36,931    9,422,159    9,459,090

Redemptions                  (231.9862)        0     (335,600)    (335,600)
                           -----------  --------  -----------  -----------

Balances at
  December 31, 1998         9,772.1661   116,671   18,438,300   18,554,971

Net (loss) for the year
  ended December 31, 1999                (15,104)  (5,424,207)  (5,439,311)

Additions                  14,732.3234         0   27,595,792   27,595,792

Redemptions                (1,129.5393)        0   (2,073,868)  (2,073,868)
                           -----------  --------  -----------  -----------

Balances at
  December 31, 1999        23,374.9502  $101,567  $38,536,017  $38,637,584
                           ===========  ========  ===========  ===========


                                      Net Asset Value Per Unit
                                      ------------------------
                                            December 31,
                                     1999       1998       1997
                                     ----       ----       ----

                                  $1,652.95   $1,898.76   $957.45
                                  =========   =========   =======


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

         The Partnership was organized on August 21, 1997 and commenced trading on November 20, 1997.

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $275,958, $94,591 and $30,315 for the years ended December 31, 1999 and 1998 and for the period August 21, 1997 (inception) to December 31, 1997, respectively.

     G.  Statements of Cash Flows

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102
         - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. Prior to June 1, 1998, the Limited Partnership Agreement required the General Partner to maintain a capital account equal to at least 1% of the total capital of the Partnership. Effective June 1, 1998, the Limited Partnership Agreement was amended and requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At December 31, 1999, the capital accounts of the General Partner and/or its principals and affiliates totaled $617,408.

         The Limited Partnership Agreement was further amended effective February 16, 1999 and generally required that the General Partner maintain a net worth of at least $1,000,000. ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Securities, Futures & Options, Inc. (ING), the Partnership's broker, whereby ING has subscribed to purchase (up to $14,000,017) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

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

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with ING to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker. At December 31, 1999 and 1998, the initial margin requirements of $8,648,438 and $1,586,250, respectively, were satisfied by the deposit of cash and U.S. government securities with such broker.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts. The average fair value of derivatives during the year ended December 31, 1999 and 1998 and during the period November 20, 1997 (commencement of trading) to December 31, 1997, was approximately $(630,000), $880,000 and $30,000, respectively, and the related fair values at December 31, 1999 and 1998 are approximately $(6,005,000) and $1,163,000, respectively.

         Net trading results from derivatives for the years ended December 31, 1999 and 1998 and for the period August 21, 1997 (inception) to December 31, 1997, are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts.

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1999, the maturity date for all open contracts is March 2000, and at December 31, 1998, the maturity date for all open contracts is March 1999.

         At December 31, 1999 and 1998, the notional amount of open contracts to purchase totaled $0 and approximately $28,100,000, respectively, and the notional amount of open contracts to sell totaled approximately $130,900,000 and $0, respectively. These amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

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