Form 10-Q
period 2000-03-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2000-05-15
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended March 31, 2000
                      --------------

Commission File Number 0-25585
                       -------



PROFUTURES LONG/SHORT GROWTH FUND, L.P.
---------------------------------------
(Exact name of registrant)


       Delaware                             74-2849862
-----------------------        ------------------------------------
(State of Organization)        (I.R.S. Employer Identification No.)



ProFutures, Inc.
11612 Bee Cave Road
Suite 100
Austin, Texas  78733
---------------------------------------
(Address of principal executive office)

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
            March 31, 2000 (Unaudited) and December 31, 1999 (Audited)
                                   -------------



                                                   March 31,     December 31,
                                                     2000            1999
                                                     ----            ----
ASSETS
  Equity in broker trading account
    Cash                                         $32,902,985     $44,341,201
    Unrealized gain (loss) on open contracts       1,154,925      (6,005,475)
                                                ------------     -----------

          Deposits with broker                    34,057,910      38,335,726

  Cash                                               185,087         642,249
                                                 -----------     -----------

          Total assets                           $34,242,997     $38,977,975
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    21,550     $    18,894
  Commissions and other trading fees
    on open contracts                                  1,448           3,018
  General Partner management fee                      85,371          95,836
  Redemption payable                               1,293,969         222,643
                                                 -----------     -----------

          Total liabilities                        1,402,338         340,391
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61.4461 units
    outstanding at March 31, 2000 and
    December 31, 1999                                 93,595         101,567
  Limited Partners - 21,496.9955 and
    23,313.5041 units outstanding at
    March 31, 2000 and December 31, 1999          32,747,064      38,536,017
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     32,840,659      38,637,584
                                                 -----------     -----------

                                                 $34,242,997     $38,977,975
                                                 ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31, 2000 and 1999
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                          March 31,
                                                    2000            1999
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $(10,496,668)   $  1,578,905
    Change in unrealized                           7,160,400      (1,704,725)
                                                ------------    ------------

          Gain (loss) from trading                (3,336,268)       (125,820)

  Interest income                                    499,638         231,233
                                                ------------    ------------

          Total income (loss)                     (2,836,630)        105,413
                                                ------------    ------------

EXPENSES
  Brokerage commissions                                9,286           3,108
  General Partner management fee                     257,008         144,005
  Operating expenses                                  27,000          13,743
                                                ------------    ------------

          Total expenses                             293,294         160,856
                                                ------------    ------------

          NET (LOSS)                            $ (3,129,924)   $    (55,443)
                                                ============    ============

NET (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    23,066.1407 and 9,948.2099, respectively)   $    (135.69)   $      (5.57)
                                                ============    ============

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $    (129.62)   $      (3.39)
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Three Months Ended March 31, 2000 and 1999
                                    (Unaudited)
                                   -------------


                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                           -----------  --------  -----------  -----------
Balances at
   December 31, 1999       23,374.9502  $101,567  $38,536,017  $38,637,584

Net (loss) for the
  three months ended
  March 31, 2000                          (7,972)  (3,121,952)  (3,129,924)

Additions                     548.1465         0      816,132      816,132

Redemptions                (2,364.6551)        0   (3,483,133)  (3,483,133)
                           -----------  --------  -----------  -----------

Balances at
   March 31, 2000          21,558.4416  $ 93,595  $32,747,064  $32,840,659
                           ===========  ========  ===========  ===========

Balances at
   December 31, 1998        9,772.1661  $116,671  $18,438,300  $18,554,971

Net (loss) for the
  three months ended
  March 31, 1999                            (208)     (55,235)     (55,443)

Additions                   5,088.2753         0    9,674,650    9,674,650

Redemptions                  (225.9670)        0     (436,444)    (436,444)
                           -----------  --------  -----------  -----------

Balances at
   March 31, 1999          14,634.4744  $116,463  $27,621,271  $27,737,734
                           ===========  ========  ===========  ===========



Net asset value
 per unit at
  December 31, 1998                       $  1,898.76
                                          ===========
  March 31, 1999                          $  1,895.37
                                          ===========
  December 31, 1999                       $  1,652.95
                                          ===========
  March 31, 2000                          $  1,523.33
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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $8,161 for the three months ended March 31, 2000 and $96,746 for the three months ended March 31, 1999.

     G.  Statements of Cash Flows

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102
         - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999.


Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The
         Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership.At March 31, 2000 and December 31, 1999, the capital accounts of the General Partner and/or its principals and affiliates totaled $574,040 and $617,408, respectively.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                     (Unaudited)
                                    -------------



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         The Limited Partnership Agreement was amended effective
         February 16, 1999 and generally required that the General Partner maintain a net worth of at least $1,000,000. ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Securities, Futures & Options, Inc. (ING), the Partnership's broker, whereby ING has subscribed to purchase (up to $14,000,017) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

         The General Partner is paid a monthly management fee equal to 1/4 of 1% (3% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement).

Note 3.  COMMODITY TRADING ADVISOR
         -------------------------

         The Partnership has an advisory contract with Hampton Capital Management, Inc. (Hampton), pursuant to which the Partnership pays a quarterly incentive fee equal to 20% of New Trading Profits (as defined in the advisory contract).

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with ING to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.

         At March 31, 2000 and December 31, 1999, the initial margin requirement of $4,148,438 and $8,648,438, respectively, is satisfied by the deposit of cash with such broker.

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

         The Partnership has assets on deposit with a financial institution in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such financial institution.

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At March 31, 2000, the maturity date for all open contracts is June 2000, and at December 31, 1999, the maturity date for all open contracts is March 2000.

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



Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

     A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash and open futures contracts. It is possible that extreme market conditions or daily price fluctuation limits at exchanges could adversely affect the liquidity of open futures contracts. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

B. CAPITAL RESOURCES: The Partnership raises additional capital only through the sale of Units and trading profits (if any) and does not engage in borrowing. The Partnership sells no securities other than the Units.

C. RESULTS OF OPERATIONS: Due to the speculative nature of trading stock index futures, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

For the three months ended March 31, 2000, the Partnership had a net loss of $(3,129,924), as compared to a net loss of $(55,443) for the three months ended March 31, 1999. The Partnership engages in the speculative trading of stock index futures contracts on U.S. exchanges; therefore, operating results will fluctuate from period to period. The first quarter of 2000 was a period of extreme volatility in the U.S. equity markets. For most of the quarter the Advisor generally maintained a long market position. The net trading losses occurred primarily early in the quarter as the S&P 500 index was declining partially offset by trading gains later in the quarter as the index was rising.

          At March 31, 2000, partners' capital totaled $32,840,659, a net decrease of $5,796,925 from December 31, 1999 primarily due to net capital redemptions of $2,667,001 as well as a net loss for the quarter.

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



Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     There has been no material change during the three months ended March 31, 2000, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization declined in the first quarter from 17.9% at December 31, 1999 to 10.1% at March 31, 2000.

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


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.


          The Partnership filed a registration statement with the U.S. Securities and Exchange Commission under the Securities Act of 1933 for the public offering of $60,000,000 of additional Limited Partnership Units which became effective February 16, 1999. The General Partner later registered $40,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933 which was effective November 17, 1999. This registration carried forward $35,218,153 of unsold units from the previous registration. Therefore, unsold Limited Partnership Units totaled $75,218,153 as of the effective date of the registration. The offering of Limited Partnership Units is continuing. The General Partner pays all offering costs and receives 1% of the subscription price of each unit as reimbursement. Such reimbursement of offering costs totaled $8,161 and $96,746 for the three months ended March 31, 2000 and 1999, respectively.

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