Form 10-Q
period 2000-06-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2000-08-07
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended June 30, 2000
                      -------------

Commission File Number 0-25585
                       -------



PROFUTURES LONG/SHORT GROWTH FUND, L.P.
---------------------------------------
(Exact name of registrant)


       Delaware                             74-2849862
-----------------------        -----------------------------------
(State of Organization)        (I.R.S.Employer Identification No.)



ProFutures, Inc.
11612 Bee Cave Road
Suite 100
Austin, Texas  78738
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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
             June 30, 2000 (Unaudited) and December 31, 1999 (Audited)
                                   -------------



                                                   June 30,      December 31,
                                                     2000            1999
                                                     ----            ----
ASSETS
  Equity in broker trading account
    Cash                                         $24,911,066     $44,341,201
    Unrealized (loss) on open contracts             (906,975)     (6,005,475)
                                                ------------     -----------

          Deposits with broker                    24,004,091      38,335,726

  Cash                                                80,371         642,249
                                                 -----------     -----------

          Total assets                           $24,084,462     $38,977,975
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    13,461     $    18,894
  Commissions and other trading fees
    on open contracts                                  1,137           3,018
  General Partner management fee                      60,083          95,836
  Redemptions payable                                829,835         222,643
                                                 -----------     -----------

          Total liabilities                          904,516         340,391
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61.4461 units
    outstanding at June 30, 2000 and
    December 31, 1999                                 70,466         101,567
  Limited Partners - 20,149.6079 and
    23,313.5041 units outstanding at
    June 30, 2000 and December 31, 1999           23,109,480      38,536,017
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     23,179,946      38,637,584
                                                 -----------     -----------

                                                 $24,084,462     $38,977,975
                                                 ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                  For the Six Months Ended June 30, 2000 and 1999
                                    (Unaudited)
                                   -------------



                                                      Six Months Ended
                                                          June 30,
                                                    2000            1999
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $(16,674,110)   $  2,636,969
    Change in unrealized                           5,098,500      (1,163,250)
                                                ------------    ------------

          Gain (loss) from trading               (11,575,610)      1,473,719

  Interest income                                    884,628         617,092
                                                ------------    ------------

          Total income (loss)                    (10,690,982)      2,090,811
                                                ------------    ------------

EXPENSES
  Brokerage commissions                               15,119           8,138
  General Partner management fee                     451,430         388,423
  Advisor incentive fee                                    0         293,116
  Operating expenses                                  41,059          48,551
                                                ------------    ------------

          Total expenses                             507,608         738,228
                                                ------------    ------------

          NET INCOME (LOSS)                     $(11,198,590)   $  1,352,583
                                                ============    ============

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of
  units outstanding during the period of
  22,192.6105 and 13,491.9490, respectively)    $    (504.61)   $     100.25
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $    (506.06)   $      70.27
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                 For the Three Months Ended June 30, 2000 and 1999
                                    (Unaudited)
                                   -------------



                                                     Three Months Ended
                                                          June 30,
                                                    2000            1999
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $ (6,177,442)   $  1,058,064
    Change in unrealized                          (2,061,900)        541,475
                                                ------------    ------------

          Gain (loss) from trading                (8,239,342)      1,599,539

  Interest income                                    384,990         385,859
                                                ------------    ------------

          Total income (loss)                     (7,854,352)      1,985,398
                                                ------------    ------------

EXPENSES
  Brokerage commissions                                5,833           5,030
  General Partner management fee                     194,422         244,418
  Advisor incentive fee                                    0         293,116
  Operating expenses                                  14,059          34,808
                                                ------------    ------------

          Total expenses                             214,314         577,372
                                                ------------    ------------

          NET INCOME (LOSS)                     $ (8,068,666)   $  1,408,026
                                                ============    ============

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of
  units outstanding during the period of
  21,319.0803 and 17,035.6881, respectively)    $    (378.47)   $      82.65
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $    (376.44)   $     73.66
                                                ============    ===========


                              See accompanying notes.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                  For the Six Months Ended June 30, 2000 and 1999
                                    (Unaudited)
                                   -------------


                              Total             Partners' Capital
                            Number of   ------------------------------------
                              Units     General      Limited       Total
                           -----------  --------  ------------  ------------
Balances at
   December 31, 1999       23,374.9502  $101,567  $ 38,536,017  $ 38,637,584

Net (loss) for the
  six months ended
  June 30, 2000                          (31,101)  (11,167,489)  (11,198,590)

Additions                     976.6831         0     1,354,526     1,354,526

Redemptions                (4,140.5793)        0    (5,613,574)   (5,613,574)
                           -----------  --------  ------------  ------------

Balances at
   June 30, 2000           20,211.0540  $ 70,466  $ 23,109,480  $ 23,179,946
                           ===========  ========  ============  ============

Balances at
   December 31, 1998        9,772.1661  $116,671  $ 18,438,300  $ 18,554,971

Net income for the
  six months ended
  June 30, 1999                            4,318     1,348,265     1,352,583

Additions                  10,809.8386         0    20,599,942    20,599,942

Redemptions                  (381.4160)        0      (731,888)     (731,888)
                           -----------  --------  ------------  ------------

Balances at
   June 30, 1999           20,200.5887  $120,989  $ 39,654,619  $ 39,775,608
                           ===========  ========  ============  ============


Net asset value
 per unit at
  December 31, 1998                       $  1,898.76
                                          ===========
  June 30, 1999                           $  1,969.03
                                          ===========
  December 31, 1999                       $  1,652.95
                                          ===========
  June 30, 2000                           $  1,146.89
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

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and Securities and Exchange Act of 1934.
         As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $13,545 and $5,384 for the six and three months ended June 30, 2000 and $205,999 and $109,252 for the six and three months ended June 30, 1999.

     G.  Statements of Cash Flows

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102
         - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2000, and the results of operations for six and three months ended June 30, 2000 and 1999.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The
         Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At June 30, 2000 and December 31, 1999, the capital accounts of the General Partner and/or its principals and affiliates totaled $621,821 and $617,408, respectively.



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

         At June 30, 2000 and December 31, 1999, the initial margin requirement of $3,257,813 and $8,648,438, respectively, is satisfied by the deposit of cash with such broker.

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At June 30, 2000, the maturity date for all open contracts is September 2000, and at December 31, 1999, the maturity date for all open contracts is March 2000.

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

         For the three months ended June 30, 2000, the Partnership had a net loss of $8,068,666, as compared to net income of $1,408,026 for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Partnership had a net loss of $11,198,590, as compared to net income of $1,352,583 for the six months ended June 30, 1999. The Partnership engages in the speculative trading of stock index futures contracts on U.S. exchanges; therefore, operating results will fluctuate from period to period. The first and second quarters of 2000 were periods of extreme volatility in the U.S. equity markets. For most of both the first and second quarters, the Advisor generally maintained a long market position. The net trading losses in the first quarter occurred primarily early in the quarter as the S&P 500 Index (the "Index") was declining partially offset by trading gains later in the quarter as the Index was rising. The net trading losses in the second quarter occurred throughout the quarter with a majority of the trading losses occurring on April 14, 2000. The S&P 500 index declined 5.8% on that day, and the Advisor was in a maximum leverage long position. This lead to a one day loss for the Partnership of 19.79%.

         At June 30, 2000, partners' capital totaled $23,179,946, a net decrease of $15,457,638 from December 31, 1999 due to net capital redemptions of $4,259,048 as well as a net loss for the six months then ended.

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



Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     There has been no material change during the six months ended June 30, 2000, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization declined from 17.9% at December 31, 1999 to 10.1% at March 31, 2000, and to 11.2% at June 30, 2000.

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


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.


          The Partnership filed a registration statement with the U.S. Securities and Exchange Commission under the Securities Act of 1933 for the public offering of $60,000,000 of additional Limited Partnership Units which became effective February 16, 1999. The General Partner later registered $40,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933 which was effective November 17, 1999. This registration carried forward $35,218,153 of unsold units from the previous registration. Therefore, unsold Limited Partnership Units totaled $75,218,153 as of the effective date of the registration. The offering of Limited Partnership Units is continuing. The General Partner pays all offering costs and receives 1% of the subscription price of each unit as reimbursement. Such reimbursement of offering costs totaled $13,545 and $205,999 for the six months ended June 30, 2000 and 1999, respectively.

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