Form 10-Q
period 2000-09-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2000-11-13
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended September 30, 2000
                      ------------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
           September 30, 2000 (Unaudited) and December 31, 1999 (Audited)
                                   -------------



                                                 September 30,   December 31,
                                                     2000           1999
                                                     ----           ----
ASSETS
  Equity in broker trading account
    Cash                                         $21,616,417     $44,341,201
    Unrealized (loss) on open contracts             (971,250)     (6,005,475)
                                                ------------     -----------

          Deposits with broker                    20,645,167      38,335,726

  Cash                                                39,457         642,249
                                                 -----------     -----------

          Total assets                           $20,684,624     $38,977,975
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    14,644     $    18,894
  Commissions and other trading fees
    on open contracts                                  1,432           3,018
  General Partner management fee                      51,613          95,836
  Redemptions payable                                319,718         222,643
                                                 -----------     -----------

          Total liabilities                          387,407         340,391
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61.4461 units
    outstanding at September 30, 2000 and
    December 31, 1999                                 66,186         101,567
  Limited Partners - 18,780.6571 and
    23,313.5041 units outstanding at
    September 30, 2000 and December 31, 1999      20,231,031      38,536,017
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     20,297,217      38,637,584
                                                 -----------     -----------

                                                 $20,684,624     $38,977,975
                                                 ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
               For the Nine Months Ended September 30, 2000 and 1999
                                    (Unaudited)
                                   -------------



                                                     Nine Months Ended
                                                        September 30,
                                                    2000            1999
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $(18,156,704)   $ (3,447,975)
    Change in unrealized                           5,034,225       3,882,275
                                                ------------    ------------

          Gain (loss) from trading               (13,122,479)        434,300

  Interest income                                  1,230,686       1,076,564
                                                ------------    ------------

          Total income (loss)                    (11,891,793)      1,510,864
                                                ------------    ------------

EXPENSES
  Brokerage commissions                               18,146          23,021
  General Partner management fee                     613,393         682,789
  Advisor incentive fee                                    0         293,116
  Operating expenses                                  53,540          77,830
                                                ------------    ------------

          Total expenses                             685,079       1,076,756
                                                ------------    ------------

          NET INCOME (LOSS)                     $(12,576,872)   $    434,108
                                                ============    ============

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of
  units outstanding during the period of
  21,349.7156 and 16,164.1648, respectively)    $    (589.09)   $      26.86
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $    (575.72)   $       9.97
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
               For the Three Months Ended September 30, 2000 and 1999
                                    (Unaudited)
                                   -------------



                                                     Three Months Ended
                                                        September 30,
                                                    2000            1999
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $ (1,482,594)   $ (6,084,944)
    Change in unrealized                             (64,275)      5,045,525
                                                ------------    ------------

          (Loss) from trading                     (1,546,869)     (1,039,419)

  Interest income                                    346,058         459,472
                                                ------------    ------------

          Total (loss)                            (1,200,811)       (579,947)
                                                ------------    ------------

EXPENSES
  Brokerage commissions                                3,027          14,883
  General Partner management fee                     161,963         294,366
  Advisor incentive fee                                    0               0
  Operating expenses                                  12,481          29,279
                                                ------------    ------------

          Total expenses                             177,471         338,528
                                                ------------    ------------

          NET (LOSS)                            $ (1,378,282)   $   (918,475)
                                                ============    ============

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of
  units outstanding during the period of
  19,663.9258 and 21,508.5963, respectively)    $     (70.09)   $     (42.70)
                                                ============    ============

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $     (69.66)   $     (60.30)
                                                ============    ============


                              See accompanying notes.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2000 and 1999
                                    (Unaudited)
                                   -------------


                              Total             Partners' Capital
                            Number of   ------------------------------------
                              Units     General      Limited       Total
                           -----------  --------  ------------  ------------
Balances at
   December 31, 1999       23,374.9502  $101,567  $ 38,536,017  $ 38,637,584

Net (loss) for the
  nine months ended
  September 30, 2000                     (35,381)  (12,541,491)  (12,576,872)

Additions                   1,008.2386         0     1,388,765     1,388,765

Redemptions                (5,541.0856)        0    (7,152,260)   (7,152,260)
                           -----------  --------  ------------  ------------

Balances at
   September 30, 2000      18,842.1032  $ 66,186  $ 20,231,031  $ 20,297,217
                           ===========  ========  ============  ============

Balances at
   December 31, 1998        9,772.1661  $116,671  $ 18,438,300  $ 18,554,971

Net income for the
  nine months ended
  September 30, 1999                         651       433,457       434,108

Additions                  13,533.8056         0    25,476,715    25,476,715

Redemptions                  (668.4204)        0    (1,256,845)   (1,256,845)
                           -----------  --------  ------------  ------------

Balances at
   September 30, 1999      22,637.5513  $117,322  $ 43,091,627  $ 43,208,949
                           ===========  ========  ============  ============


Net asset value
 per unit at
  December 31, 1998                       $  1,898.76
                                          ===========
  September 30, 1999                      $  1,908.73
                                          ===========
  December 31, 1999                       $  1,652.95
                                          ===========
  September 30, 2000                      $  1,077.23
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

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and Securities Exchange Act of 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract purchase price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $13,888 and $254,766 for the nine months ended September 30, 2000 and 1999.

     G.  Statements of Cash Flows

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102
         - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2000, and the results of operations for the nine and three months ended September 30, 2000 and 1999.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The
         Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At September 30, 2000 and December 31, 1999, the capital accounts of the General Partner and/or its principals and affiliates totaled $584,052 and $617,408, respectively.



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

Note 3.  COMMODITY TRADING ADVISOR
         -------------------------

         The Partnership had an advisory contract with Hampton Capital Management, Inc. (Hampton), pursuant to which the Partnership paid a quarterly incentive fee equal to 20% of New Trading Profits (as defined in the advisory contract). Effective October 13, 2000, the advisory contract with Hampton was terminated. The Partnership intends to resume trading with one or more new advisors (refer to Note 7).

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with ING to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.

         At September 30, 2000 and December 31, 1999, the initial margin requirement of $4,101,563 and $8,648,438, respectively, is satisfied by the deposit of cash with such broker.

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At September 30, 2000, the maturity date for all open contracts is December 2000, and at December 31, 1999, the maturity date for all open contracts is March 2000.

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



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)
                                   -------------



Note 7.  SUBSEQUENT EVENT
         ----------------

         Extreme stock market volatility caused the Partnership to incur trading losses in excess of 20% in October 2000. As a result, effective October 13, 2000, the advisory contract with Hampton was terminated and further trading was halted. The Partnership intends to maintain its assets in cash until trading resumes with one or more new trading advisors.



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

         For the three months ended September 30, 2000, the Partnership had a net loss of $1,378,282, as compared to a net loss of $918,475 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Partnership had a net loss of $12,576,872, as compared to net income of $434,108 for the nine months ended September 30, 1999. The Partnership engages in the speculative trading of stock index futures contracts on U.S. exchanges; therefore, operating results will fluctuate from period to period. The first, second and third quarters of 2000 were periods of extreme volatility in the U.S. equity markets. For most of both the first and second quarters, the Advisor generally maintained a long market position.
         The net trading losses in the first quarter occurred primarily early in the quarter as the S&P 500 Index (the "Index") was declining partially offset by trading gains later in the quarter as the Index was rising. The net trading losses in the second quarter occurred throughout the quarter with a majority of the trading losses occurring on April 14, 2000. The Index declined 5.8% on that day, and the Advisor was in a maximum leverage long position. This lead to a one day loss for the Partnership of 19.79%. Net trading losses occurred in the first part of the third quarter due to the downward trend in the Index price while the Advisor held a long position. The Advisor was out of the market from early August until late September 2000 when the Advisor established a long position. This position resulted in net trading losses as it was followed by a further 2% decline in the Index.

         Extreme stock market volatility caused the Partnership to incur trading losses in excess of 20% in October 2000. As a result, effective October 13, 2000, the advisory contract with Hampton was terminated and further trading was halted. The Partnership intends to maintain its assets in cash until trading resumes with one or more new trading advisors.

         At September 30, 2000, partners' capital totaled $20,297,217, a net decrease of $18,340,367 from December 31, 1999 due to net capital redemptions of $5,763,495 as well as a net loss for the nine months then ended.

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



Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     There has been no material change during the nine months ended
     September 30, 2000, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization declined from 17.9% at December 31, 1999 to 10.1% at March 31, 2000, 11.2% at June 30, 2000, and 16.2% at September 30,
     2000.

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


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.


          The Partnership filed a registration statement with the U.S. Securities and Exchange Commission under the Securities Act of 1933 for the public offering of $60,000,000 of additional Limited Partnership Units which became effective February 16, 1999. The General Partner later registered $40,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933 which was effective November 17, 1999. This registration carried forward $35,218,153 of unsold units from the previous registration. Therefore, unsold Limited Partnership Units totaled $75,218,153 as of the effective date of the registration. The offering of Limited Partnership Units was closed in October 2000. The General Partner pays all offering costs and receives 1% of the subscription price of each unit as reimbursement. Such reimbursement of offering costs totaled $13,888 and $254,766 for the nine months ended September 30, 2000 and 1999, respectively.

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