Form 10-K
period 2000-12-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2001-03-09
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  December 31, 2000
                                 --------------

                       Commission File number:  0-25585
                                 --------------

                    ProFutures Long/Short Growth Fund, L.P.
                    ---------------------------------------
              (Exact name of Partnership as specified in charter)

           Delaware                                   74-2849862
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                             c/o ProFutures, Inc.,
                        11612 Bee Cave Road, Suite 100,
                             Austin, Texas  78738
                        -------------------------------
                   (Address of principal executive offices)

                         Partnership's telephone number

                                (800) 348-3601
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

                              Not applicable

                    DOCUMENTS INCORPORATED BY REFERENCE

 Partnership's Registration Statement on Form S-1 effective August 18, 2000



                                   PART I


Item 1.  Business.

(a)  General Development of Business
     -------------------------------

     ProFutures Long/Short Growth Fund, L.P. (the "Partnership") is a commodity investment pool which was organized in August 1997 under the Delaware Revised Uniform Limited Partnership Act under the name ProFutures Bull & Bear Fund, L.P. and commenced trading on November 20, 1997. On
     December 8, 1998, the Partnership changed its name from ProFutures Bull & Bear Fund, L.P. to ProFutures Long/Short Growth Fund, L.P.

     The General Partner and Commodity Pool Operator of the Partnership is ProFutures, Inc., a Texas corporation. The General Partner's address is 11612 Bee Cave Road, Suite 100, Austin, Texas 78733 and its telephone numbers are (800) 348-3601 and (512) 263-3800.

     The Partnership filed a registration statement with the U.S. Securities and Exchange Commission under the Securities Act of 1933 for the public offering of $60,000,000 of additional Limited Partnership Units which became effective February 16, 1999. The General Partner later registered $40,000,000 of additional Limited Partnership Units with the Securities and Exchange Commission under the Securities Act of 1933 which was effective November 17, 1999. This registration carried forward $35,218,153 of unsold units from the previous registration. Therefore, unsold Limited Partnership Units totaled $75,218,153 as of the effective date of the registration. A post-effective amendment to the registration was effective August 18, 2000 at which time $71,744,551 unsold units were available. Effective November 2000, the Partnership is closed to new investment; however, the General Partner may reopen the Partnership to new investments in the future.

     From inception through October 2000, the Partnership engaged in the speculative trading of United States (U.S.) stock index futures contracts pursuant to an advisory contract with Hampton Capital Management, Inc. (Hampton). During October 2000, as a result of extreme stock market volatility and trading losses, the advisory contract with Hampton was terminated and trading was halted. Three new commodity trading advisors were subsequently selected and trading resumed in December 2000. The Partnership remains focused on trading stock index futures and options, but the new advisors also trade a diversified group of commodity, currency, and other futures, forward and option contracts.

(b)  General Description of the Business
     -----------------------------------

     ProFutures, Inc., a Texas corporation, is the General Partner which administers the business and affairs of the Partnership.

     It is registered with the Commodity Futures Trading Commission (CFTC) as a commodity trading advisor and commodity pool operator and is a member of the National Futures Association (NFA). Gary D. Halbert is the Chairman, President and principal stockholder of ProFutures, Inc., which was incorporated and began operation in December 1984 and specializes in speculative managed futures accounts.

     Trading decisions are made by three independent commodity trading advisors, Ansbacher Investment Management, Inc., Beacon Management Corporation (USA) and Stratford Capital Management, Inc., collectively the "Advisors".

     The Partnership's Selling Agent is ProFutures Financial Group, Inc. which is an affiliate of ProFutures, Inc.

     The Partnership operates as a commodity investment pool, whose objective is to achieve appreciation of its assets through the speculative trading in futures and option contracts and other commodity interests. It ordinarily maintains open positions for a relatively short period of time. The Partnership's ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

(c)  Trading Methods and Advisors
     ----------------------------

     The General Partner, on behalf of the Partnership, has entered into advisory contracts which provide that the portion of the Partnership's assets allocated to each Advisor will be traded in accordance with the Advisor's instructions unless the General Partner determines that the Partnership's trading policies have been violated. The General Partner has the authority to allocate or reallocate assets to or from its current Advisors.

     The Advisors do not own any Units of the Partnership. The Advisors are independent commodity trading advisors and are not affiliated with the General Partner. The Advisors are registered with the CFTC as commodity trading advisors and are members in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Partnership.

     Ansbacher Investment Management, Inc. (Ansbacher)
     -------------------------------------------------

     The objective of Ansbacher's strategy is to achieve substantial capital appreciation through the speculative trading of futures contracts, options on futures contracts (and potentially forward contracts), and other futures-related interests, which objective entails a comparatively high level of risk. Ansbacher currently engages in a program of selling or "writing" options (puts and calls) on stock index futures. However, in the future, Ansbacher may trade a broader portfolio of options, futures and cash markets (and potentially forward markets), including agricultural products, metals, currencies, financial instruments, and stock, financial and economic indices (collectively, "Commodity Interests"). Ansbacher may trade Commodity Interests on any U.S. exchange.

     Ansbacher uses a systematic approach to trading in that it relies heavily on a program of selling or "writing" options on stock index futures. Ansbacher may also, from time to time, purchase options. The implementation of this program, i.e., selecting how many puts and how many calls, and which prices and maturities of each, in turn depends upon both technical and fundamental considerations. The technical indicators will include the prices of various options, both in absolute terms in relation to their historic price levels, and in relative terms comparing the prices of puts to the prices of similar calls. In this respect, Ansbacher may rely upon the current reading of The Ansbacher Index. The fundamental considerations include the condition of the stock market, its trend and its volatility as well as business, political and economic forces which can influence the stock market.

     In addition, Ansbacher may take positions in the futures markets, including stock index and bond futures, based upon fundamental considerations such as historical price patterns, or technical considerations such as trend following.

     Ansbacher generally utilizes up to 30% to 40% of account assets for margin; however such amount could be substantially higher (up to 65%) or lower at times depending on trading conditions. These margin levels are very high even for a speculative trading program.

     Beacon Management Corporation (USA) (Beacon)
     --------------------------------------------

     Beacon's primary trading system is called the Meka Investment Program ("Meka"). Meka invests in futures markets with an investment approach that may take either long or short positions in the market. Meka aggressively invests in a broad array of globally diversified assets using proprietary trading systems and portfolio allocation software. The program's objective is to use diversification and leverage to earn long-run returns from a variety of markets. Meka is executed in the futures markets, which provide excellent liquidity, facilitate asset allocation shifts, and offer flexible leverage. Meka generally maintains investments in the following markets:

     - global equity indices, such as U.S. large and small cap, Japanese, Australian, and European markets;
     - global bonds indices, such as U.S. long and intermediate Treasuries, and European bonds;
     - currency cross rates, such as the U.S. dollar vs. the Japanese Yen, the Euro, the British Pound, the Canadian Dollar, and the Australian dollar;
     -  energy markets, such as crude oil, gasoline, and natural gas;
     -  metals, such as gold, silver, and copper; and
     -  world commodity markets, such as grains, meats, coffee, and sugar.

     The implementation of Meka is quantitative and computer-based. Meka allocates exposure to each market based on the relationships among the different markets and among the trading systems. Exposure in many markets can be short or long, depending on various market conditions:
     the trading systems are predominantly trend-following in nature. Several different analytical approaches are employed in the portfolio, including (but not limited to) approaches based on moving averages, breakouts, option replication, and volatility. They vary from short-term methods that trade almost every day to long-term methods that sometimes hold positions for over a year.

     Stratford Capital Management, Inc. (Stratford)
     ----------------------------------------------

     The objective of Stratford's program is to achieve appreciation of client assets through speculative trading in futures contracts and options thereon primarily on U.S., but also foreign, commodity exchanges. Stratford focuses on trading futures contracts on financial commodity interests such as U.S. Treasury bonds and U.S. stock indices, particularly the S&P 500 Stock Index.

     The trading of the program began in November 1995 with Stratford trading several individual accounts. The program is designed to try to take advantage of short-term market fluctuations in some of the most liquid futures markets in the world. Trades usually last between one to five days, with the majority occurring within the same day. Trades are selected using a combination of technical analysis of both the futures market and the underlying market within the framework of the fundamentals of a particular market. For example, futures contracts underlying market within the framework of the fundamentals of a particular market. For example, futures contracts on U.S. Treasury bonds may be sold if there is a breakdown in a trend at a time when these bonds are in oversupply.

     The program generally limits the amount of assets committed to margin at any one time to approximately 25% of the account assets; however, such amount could be substantially higher or lower at any time depending on trading conditions. Stratford seeks to reduce the influence of one-day returns by combining this limited capital commitment with short-term trading in highly liquid futures markets.

     From time to time, Stratford may trade futures and options contracts on currencies. Currency values are closely related to interest rates and, therefore, can be followed using the same techniques described above. Since the prices of futures and options contracts on currencies generally have more volatility than interest rate futures, effective trading opportunities often arise. However, given the greater volatility of the prices of these contracts, Stratford expects to trade a relatively small number of them.

     Stratford is authorized to trade a wide range of commodity interests on U.S. and foreign exchanges, but will particularly focus on interest rate sensitive instruments such as U.S. Treasury bonds and municipal bonds. Stratford will also be authorized to trade futures and options contracts on commodity interests such as the following which affect interest rates: metals (gold, silver and copper) oil, Eurodollars and CRB, as well as other Commodity Interests. Stratford may, but currently is not expected to, trade commodity interests in the "cash," "EFP", and "spot" or "forward" over-the-counter markets. Stratford may trade for the accounts of participating customers any of the commodity interests which are now, or may hereafter be, offered for trading on or off local and international exchanges and markets. In that regard, Stratford from time to time in its sole discretion may add new commodity interests to and delete commodity interests from its portfolio.

     Hampton Capital Management, Inc. (Hampton)
     ------------------------------------------

     Hampton traded for the Partnership pursuant to its Leverage 3 trading program which focused on leveraged trading of the S&P 500 Stock Index futures contract. Effective October 13, 2000, the advisory contract with Hampton was terminated and trading was halted.

(d)  Fees, Compensation and Expenses
     -------------------------------

     The General Partner, was paid a monthly management fee equal to 1/4 of 1% (3% annually) of month-end Net Assets through November 2000. Effective December 1, 2000, the General Partner management fee was reduced to 1/6 of 1% (2% annually) of month-end Net Assets.

     The Partnership had an advisory contract with Hampton Capital Management, Inc. (Hampton), pursuant to which the Partnership paid a quarterly incentive fee equal to 20% of New Trading profits (as defined in the advisory contract). Effective October 13, 2000, the advisory contract with Hampton was terminated and further trading was halted.

     Effective December 1, 2000, the Partnership resumed trading with three new trading advisors. Each Advisor is paid a monthly management fee of 1/12 of 1% (1% annually) of Allocated Net Asset Value (as defined in each respective advisory contract). In addition, each Advisor receives a quarterly incentive fee of 20% of Trading Profits (as defined).

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

(e)  Brokerage Arrangements
     ----------------------

     The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Partnership's trading will be executed. The General Partner has selected ING (U.S.) Securities, Futures & Options Inc. ("ING") as the Partnership's primary clearing broker. ING is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

(f)  Financial Information About Industry Segments
     ---------------------------------------------

     The Partnership operates in only one industry segment, that of the speculative trading of futures and options on futures contracts. See also "The Stock Index Futures Markets", pages II-3 to II-5 of Part II of the Prospectus dated August 18, 2000 which is incorporated herein by reference.

(g)  Regulation
     ----------

     The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the Commodity Futures Trading Commission (CFTC), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as "futures commission merchants"), commodity pool operators, commodity trading advisors and others. The General Partner is registered by the CFTC as a commodity pool operator and the Advisors are registered as commodity trading advisors. Futures professionals such as the General Partner and the Advisors are also regulated by the National Futures Association, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partner would be unable to act as the Partnership's commodity pool operator, and the Advisors as commodity trading advisors, to the Partnership.

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

     For additional information refer to "Regulation", Pages II-4 to II-5 of
     Part II of the Prospectus dated August 18, 2000, which is incorporated herein by reference.

(h)  Competition
     -----------

     The Partnership may experience increased competition for the same commodity futures contracts. The Advisors may recommend similar or identical trades to other accounts they manage. Thus the Partnership may be in competition with such accounts for the same or similar positions. Competition may also increase due to widespread utilization of computerized trading methods similar to the methods used by the the Advisors. The Partnership may also compete with other funds organized by the General Partner.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of holders of Limited Partnership Units ("Units") during the fiscal year ended December 31, 2000.



                                  PART II



Item 5.  Market for Partnership's Securities and Related Security Holder
         Matters

(a)  Market Information
     ------------------

     There is no established public trading market for the Partnership's Limited Partnership Units. Effective November 2000, the Partnership is closed to new investment; however, the General Partner may reopen the Partnership to new investments in the future.

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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership as of December 31, 2000 was:

           General Partner's Capital       3
           Limited Partners' Capital     793

     At the commencement of trading on November 20, 1997 there were 38 Partners holding 3,044 Units. At December 31, 2000 there were 793 Limited Partners holding 14,231 Units, and 542 Units held by the General Partner and its principals.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.

Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2000, 1999 and 1998 and for the period August 21, 1997 (inception) to December 31, 1997.

                                                                2000
                                                                ----

     Realized Gains (Losses)                                $(24,145,559)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       6,842,576
     Interest Income                                           1,455,997
     General Partner Management Fee                              706,890
     Advisor Management Fees                                      10,816
     Advisor Incentive Fees                                      111,774
     Net Income (Loss)                                       (16,805,240)
     General Partner Capital                                      52,762
     Limited Partner Capital                                  12,633,367
     Partnership Capital                                      12,686,129
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (834.14)
     Net Asset Value Per Unit At
       End of Year                                                858.74


                                                                1999
                                                                ----

     Realized Gains (Losses)                                $  1,522,130
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (7,168,725)
     Interest Income                                           1,625,573
     General Partner Management Fee                              986,328
     Advisor Incentive Fee                                       293,116
     Net Income (Loss)                                        (5,439,311)
     General Partner Capital                                     101,567
     Limited Partner Capital                                  38,536,017
     Partnership Capital                                      38,637,584
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (304.83)
     Net Asset Value Per Unit At
       End of Year                                              1,652.95


                                                                1998
                                                                ----

     Realized Gains (Losses)                                $  6,818,869
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       1,161,075
     Interest Income                                             439,168
     General Partner Management Fee                              267,508
     Advisor Incentive Fee                                     1,571,370
     Net Income (Loss)                                         6,516,745
     General Partner Capital                                     116,671
     Limited Partner Capital                                  18,438,300
     Partnership Capital                                      18,554,971
     Net Income (Loss) Per Limited and
       General Partner Unit*                                    1,054.60
     Net Asset Value Per Unit At
       End of Year                                              1,898.76


                                                                1997
                                                                ----

     Realized Gains (Losses)                                $   (116,342)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                           2,175
     Interest Income                                              19,520
     General Partner Management Fee                                9,826
     Advisor Incentive Fee                                             0
     Net Income (Loss)                                          (116,741)
     General Partner Capital                                      29,313
     Limited Partner Capital                                   2,885,423
     Partnership Capital                                       2,914,736
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (48.21)
     Net Asset Value Per Unit At
       End of Year                                                957.45


     ----------------
     * Based on weighted average units outstanding


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Liquidity and Capital Resources
     -------------------------------

     Substantially all of the Partnership's assets at December 31, 2000 were in cash. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

     The amount of assets invested in the Partnership generally does not affect its performance, as typically this amount is not a limiting factor on the positions acquired by the Advisors, and the Partnership's expenses are primarily charged as a fixed percentage of its asset base, however large.

     The Partnership raises additional capital only through the sale of Units and trading profits (if any) and does not engage in borrowing. The Partnership sells no securities other than the Units.

     The value of the Partnership's cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause periods of strong up or down stock market price trends, during which the Partnership's profit potential generally increases.

     Substantially all of the Partnership's assets are held in cash deposited with its broker. Accordingly, except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any cash management investments quickly and at market prices. This permits the Advisors to limit losses as well as reduce market exposure on short notice should their programs direct them to do so in order to reduce market exposure. In addition, because there is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations are precise.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year Ended December 31, 2000
     ----------------------------

     2000 had a net loss of $(16,805,240) or $(794.21) per Unit.  At
     December 31, 2000, partners' capital totaled $12,686,129, a net decrease of $25,951,455 from December 31, 1999 due to net capital redemptions of $9,146,215 and the large losses incurred. Net Asset Value per Unit at December 31, 2000 amounted to $858.74, as compared to $1,652.95 at December 31, 1999, a decrease of 48.05%. Extreme volatility in the S&P 500 Index throughout the year resulted in trading losses of $17,302,983 in 2000. The S&P 500 Index experienced significant one day declines during April and October 2000. This resulted in significant losses on those days when the Partnership was in a long position. As a result of this extreme stock market volatility and trading losses, the advisory contract with Hampton was terminated and trading was halted. Three new commodity trading advisors were subsequently selected and trading resumed in December 2000.

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

     Gary D. Halbert, born 1952, is a Director, President and majority shareholder of ProFutures, Inc. Debi B. Halbert, born 1955, is a Director, the Chief Financial Officer, Secretary, Treasurer and minority shareholder of ProFutures, Inc.

     Patrick W. Watson, born 1964, is Vice President of the General Partner. He is involved in research, investment strategy, business development and investor relations.

     John M. (Mike) Posey, born 1955, is Vice President of Marketing of the General Partner. He is involved in coordination of national sales efforts and investor relations.

     Jon P. Meyer, born 1964, is Vice President of Operations of the General Partner. He is involved in administration, customer service, management information systems and compliance.

     There have been no administrative, civil or criminal proceedings against Gary Halbert, Debi Halbert, Patrick Watson, Mike Posey, Jon Meyer or ProFutures, Inc. material to the Partnership.

Item 11.  Executive Compensation.

     The General Partner received, as compensation for its services, a monthly management fee equal to 1/4 of 1% (3% annually) of month-end Net Assets through November 2000. Effective December 1, 2000, the General Partner management fee was reduced to 1/6 of 1% (2% annually) of month-end Net Assets. Total management fees earned by the General Partner for 2000 aggregated $706,890.

Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General
     Partner exclusively manages the Partnership's affairs. As of December 31, 2000 the General Partner and its principals owned 61 Units of General Partnership Interest.

(c)  Changes in Control
     ------------------

     None.

Item 13.  Certain Relationships and Related Transactions.

     See prospectus dated August 18,2000, page ii, Organizational Chart, and pages 36 - 37, Conflicts of Interest, for information concerning relationships and transactions between the General Partner, the Advisors, the Broker and the Partnership.



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

         Form S-1 and Prospectus dated August 18, 2000 and exhibits thereto.

(b)  Reports on Form 8-K
     -------------------

     None.

(c)  Exhibits
     --------

     Amendment to Second Amended and Restated Limited Partnership Agreement dated November 10, 2000.

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
Date                                 Debi B. Halbert, Chief Financial Officer,
                                       Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                         -----------------------------
                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                      PAGES
                                                                      -----


Independent Auditor's Report                                           F-2

Financial Statements

  Statements of Financial Condition
    December 31, 2000 and 1999                                         F-3

  Statements of Operations For the Years
    Ended December 31, 2000, 1999 and 1998                             F-4

  Statements of Changes in Partners' Capital (Net Asset Value)
    For the Years Ended December 31, 2000, 1999 and 1998               F-5

  Notes to Financial Statements                                     F-6 - F-10



                             INDEPENDENT AUDITOR'S REPORT


To the Partners
ProFutures Long/Short Growth Fund, L.P.


We have audited the accompanying statements of financial condition of ProFutures Long/Short Growth Fund, L.P. as of December 31, 2000 and
1999, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Long/Short Growth Fund, L.P. as of December 31, 2000 and 1999, and the results of its operations and the changes in its net asset values for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.




                              /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

Hunt Valley, Maryland
January 23, 2001


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2000 and 1999
                                   -------------



                                                     2000            1999
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $12,482,092     $44,341,201
    Net option premiums (received)                  (266,750)              0
    Unrealized gain (loss) on open contracts         837,101      (6,005,475)
                                                 -----------     -----------

          Deposits with broker                    13,052,443      38,335,726

  Cash                                                29,180         642,249
                                                 -----------     -----------

          Total assets                           $13,081,623     $38,977,975
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    28,188     $    18,894
  Commissions and other trading fees
    on open contracts                                 14,338           3,018
  Incentive fees payable                             111,774               0
  Management fees payable                             32,343          95,836
  Redemptions payable                                208,851         222,643
                                                 -----------     -----------

          Total liabilities                          395,494         340,391
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding
    at December 31, 2000 and 1999                     52,762         101,567
  Limited Partners - 14,712 and 23,314
    units outstanding at December 31, 2000
    and 1999                                      12,633,367      38,536,017
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     12,686,129      38,637,584
                                                 -----------     -----------

                                                 $13,081,623     $38,977,975
                                                 ===========     ===========


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2000, 1999 and 1998
                                   -------------



                                        2000            1999           1998
                                        ----            ----           ----
INCOME
  Trading gains (losses)
    Realized                        $(24,145,559)  $  1,522,130   $  6,818,869
    Change in unrealized               6,842,576     (7,168,725)     1,161,075
                                    ------------   ------------   ------------

          Gain (loss) from trading   (17,302,983)    (5,646,595)     7,979,944

  Interest income                      1,455,997      1,625,573        439,168
                                    ------------   ------------   ------------

          Total income (loss)        (15,846,986)    (4,021,022)     8,419,112
                                    ------------   ------------   ------------

EXPENSES
  Brokerage commissions                   41,871         35,908          8,363
  Incentive fees                         111,774        293,116      1,571,370
  Management fees                        717,706        986,328        267,508
  Operating expenses                      86,903        102,937         55,126
                                    ------------   ------------   ------------

          Total expenses                 958,254      1,418,289      1,902,367
                                    ------------   ------------   ------------

          NET INCOME (LOSS)         $(16,805,240)  $ (5,439,311)  $  6,516,745
                                    ============   ============   ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average
    number of units outstanding
    during the period of 20,147,
    17,844 and 6,179, respectively) $    (834.14)  $    (304.83)  $   1,054.60
                                    ============   ============   ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                      $    (794.21)  $    (245.81)  $     941.31
                                    ============   ============   ============


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2000, 1999 and 1998
                                    -------------



                               Total            Partners' Capital
                             Number of  ------------------------------------
                               Units     General     Limited       Total
                             ---------   -------     -------       -----

Balances at
  December 31, 1997            3,044    $ 29,313  $  2,885,423  $  2,914,736

Net income for the year
  ended December 31, 1998                 50,427     6,466,318     6,516,745

Additions                      6,960      36,931     9,422,159     9,459,090

Redemptions                     (232)          0      (335,600)     (335,600)
                              ------    --------  ------------  ------------

Balances at
  December 31, 1998            9,772     116,671    18,438,300    18,554,971

Net (loss) for the year
  ended December 31, 1999                (15,104)   (5,424,207)   (5,439,311)

Additions                     14,732           0    27,595,792    27,595,792

Redemptions                   (1,129)          0    (2,073,868)   (2,073,868)
                              ------    --------  ------------  ------------

Balances at
  December 31, 1999           23,375     101,567    38,536,017    38,637,584

Net (loss) for the year
  ended December 31, 2000                (48,805)  (16,756,435)  (16,805,240)

Additions                      1,008           0     1,388,765     1,388,765

Redemptions                   (9,610)          0   (10,534,980)  (10,534,980)
                              ------    --------  ------------  ------------

Balances at
  December 31, 2000           14,773    $ 52,762  $ 12,633,367  $ 12,686,129
                              ======    ========  ============  ============



                                      Net Asset Value Per Unit
                                      ------------------------
                                            December 31,
                                    2000        1999        1998
                                    ----        ----        ----

                                  $  858.74   $1,652.95   $1,898.76
                                  =========   =========   =========


                             See accompanying notes.


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                     -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         A.  General Description of the Partnership

             ProFutures Long/Short Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. From inception through October 2000, the Partnership engaged in the speculative trading of United States (U.S.) stock index futures contracts pursuant to an advisory contract with Hampton Capital Management, Inc. (Hampton). During October 2000, as a result of extreme stock market volatility and trading losses, the advisory contract with Hampton was terminated and trading was halted. Three new commodity trading advisors were subsequently selected and trading resumed in December 2000. The Partnership remains focused on trading stock index futures and options, but the new advisors also trade a diversified group of commodity, currency, and other futures, forward and option contracts.

         B.  Regulation

             As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------------------------------------------------------

         D.  Brokerage Commissions

             Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

         E.  Income Taxes

             The Partnership prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

         F.  Organizational Charge

             The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $13,888, $275,958 and $94,591 for the years ended December 31, 2000, 1999 and 1998, respectively.

         G.  Foreign Currency Transactions

             The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.
             Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

         H.  Statements of Cash Flows

             The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102 - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------




Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At December 31, 2000, the capital accounts of the General Partner and/or its principals and affiliates totaled $465,592.

         The Limited Partnership Agreement was amended effective February 16, 1999 and generally requires that the General Partner maintain a net worth of at least $1,000,000. ProFutures, Inc. has callable subscription agreements with ING (U.S.) Securities, Futures & Options, Inc. (ING), the Partnership's broker, whereby ING has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

         The Partnership paid the General Partner a monthly management fee equal to 1/4 of 1% (3% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement) through November 2000. Effective December 1, 2000, the General Partner management fee was reduced to 1/6 of 1% (2% annually) of month-end Net Assets.

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2000, 1999 and 1998 were $706,890, $986,328 and $267,508, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2000 and 1999 were $21,528 and $95,836, respectively.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership had an advisory contract with Hampton Capital Management, Inc. (Hampton), pursuant to which the Partnership paid a quarterly incentive fee equal to 20% of New Trading Profits (as defined in the advisory contract). Effective October 13, 2000, the advisory contract with Hampton was terminated and trading was halted.

         Effective December 1, 2000, the Partnership resumed trading with three new trading advisors. Each advisor is paid a monthly management fee of 1/12 of 1% (1% annually) of Allocated Net Asset Value (as defined in each respective advisory agreement). In addition, each advisor receives a quarterly incentive fee of 20% of Trading Profits (as defined).

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with ING to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------




Note 4.  DEPOSITS WITH BROKER (CONTINUED)
         --------------------------------

         At December 31, 2000 and 1999, the initial margin requirement of $3,822,228 and $8,648,438, respectively, is satisfied by the deposit of cash with such broker.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
         --------------------------------------------

         Investments in the Partnership were made by subscription agreement, subject to acceptance by the General Partner. Effective November 2000, the Partnership is closed to new investment; however, the General Partner may reopen the Partnership to new investments in the future.

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

Note 6.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

         The Partnership engages in the speculative trading of U.S. and foreign futures contracts and options on futures contracts (collectively "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

         Purchase and sale of futures and options on futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At December 31, 2000, the latest maturity date for open contracts is September 2001.


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

         The Partnership has assets on deposit with a financial institution in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

         The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.


                                      EXHIBIT

                       PROFUTURES LONG/SHORT GROWTH FUND, L.P.

                      AMENDMENT TO SECOND AMENDED AND RESTATED
                           LIMITED PARTNERSHIP AGREEMENT



         This Amendment dated as of November 10, 2000 to the Second Amended and Restated Limited Partnership Agreement (the "Partnership Agreement") of ProFutures Long/Short Growth Fund, L.P. (the "Partnership") dated as of February 16, 1999 is executed by ProFutures, Inc. the general partner of the Partnership (the "General Partner").

         WHEREAS, the General Partner may, pursuant to Section 16(a)(vi) of the Partnership Agreement, amend the Partnership Agreement with amendments it deems advisable, provided that such amendments are not adverse to the limited partners;

         WHEREAS, the following amendments are advisable to protect limited partners and the Partnership in light of changing operations of the Partnership;

         NOW, THEREFORE, the Partnership Agreement shall be amended as follows:

     1. Section 9 of the Partnership Agreement shall be amended to delete the penultimate paragraph thereunder and replace it with the following:

         The General Partner will send written notice to each Limited Partner within seven days of (i) any decline in the Fund's Nest Asset Value per Unit to 50% or less of such Net Asset Value as of the previous highest month-end Net Asset Value per Unit occurring on or after November 30, 2000, (ii) any material change in its agreement with the Advisor or any modification in connection with the method of calculating the incentive fee due to the Advisor or (iii) any material change affecting the compensation of any party. Any such notice shall contain a description of Limited Partners' voting rights.

     2. Section 11 of the Partnership Agreement shall be amended to delete the third paragraph thereunder and replace it with the following:

         In the event that the Net Asset Value per Unit of the Fund has, as of the close of business on any business day, declined to a level equal to less than fifty percent (50%) of the Net Asset Value per Unit of the Fund as of the previous highest month-end Net Asset Value per Unit occurring on or after November 30, 2000, the General Partner shall so notify the Limited Partners within seven (7) business days thereafter and shall suspend new trading and liquidate all positions as promptly as practicable. The General Partner, in its notification, will set a date ten (10) business days after the notice date as of which Limited Partners may redeem their Units. The General Partner shall mail notice of such date to each Limited Partner and assignee of Units of whom it has received written notice, by first class mail, postage prepaid, together with instructions as to the procedure such Limited Partner or assignee must follow to have such Limited Partner's or assignee's interest (only entire, not partial, interests may be so redeemed pursuant to a Special Redemption Date, a Limited Partner or any other assignee of whom the General Partner's interest, determined as of the close of business (as determined by the General Partner) on such Special Redemption Date. No redemption charges shall be assessed on any such Special Redemption Date. As in the case of a regular redemption, as assignee shall not be entitled to redemption on any Special Redemption Date until the General Partner has received written notice of the assignment, transfer or disposition under which the assignee claims an interest in the Units to be redeemed. After such Special Redemption Date, the Fund may, in the discretion of the General Partner, resume trading. If the General
Partner determines not to resume trading, the Fund will be terminated.

         All other provisions of the Partnership Agreement are affirmed in the entirety.

         IN WITNESS WHEREOF, the General Partner has executed this Amendment as of the date noted above.

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.


                                  By:  PROFUTURES, INC.
                                       Its General Partner



                                  By:
                                       ----------------------------------
                                       Gary D. Halbert
                                       President