Form 10-Q
period 2001-03-01
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2001-05-15
CIK 1045702

May 14, 2001

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2001.

                                  Very truly yours,

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

         X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the Quarter Ended March 31, 2001
                            --------------

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



                            ProFutures, Inc.
                          11612 Bee Cave Road
                               Suite 100
                         Austin, Texas  78738
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

                                Yes  X
                                No



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
            March 31, 2001 (Unaudited) and December 31, 2000 (Audited)
                                   -------------



                                                   March 31,     December 31,
                                                     2001            2000
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $12,401,864     $12,482,092
    Net option premiums (received)                  (265,500)       (266,750)
    Unrealized gain on open contracts              1,445,509         837,101
                                                 -----------     -----------

          Deposits with broker                    13,581,873      13,052,443

  Cash                                                13,071          29,180
                                                 -----------     -----------

          Total assets                           $13,594,944     $13,081,623
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    15,429     $    28,188
  Commissions and other trading fees
    on open contracts                                 13,111          14,338
  Incentive fees payable                             212,346         111,774
  Management fees payable                             55,224          32,343
  Redemptions payable                                123,754         208,851
                                                 -----------     -----------

          Total liabilities                          419,864         395,494
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    March 31, 2001 and December 31, 2000              56,806          52,762
  Limited Partners - 14,189 and 14,712 units
    outstanding at March 31, 2001 and
    December 31, 2000                             13,118,274      12,633,367
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     13,175,080      12,686,129
                                                 -----------     -----------

                                                 $13,594,944     $13,081,623
                                                 ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31, 2001 and 2000
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                          March 31,
                                                    2001            2000
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $    608,831    $(10,496,668)
    Change in unrealized                             608,408       7,160,400
                                                ------------    ------------

          Gain (loss) from trading                 1,217,239      (3,336,268)

  Interest income                                    160,710         499,638
                                                ------------    ------------

          Total income (loss)                      1,377,949      (2,836,630)
                                                ------------    ------------

EXPENSES
  Brokerage commissions                               67,492           9,286
  Incentive fees                                     212,346               0
  Management fees                                     98,710         257,008
  Operating expenses                                  41,195          27,000
                                                ------------    ------------

          Total expenses                             419,743         293,294
                                                ------------    ------------

          NET INCOME (LOSS)                     $    958,206    $ (3,129,924)
                                                ============    ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    14,594 and 23,066, respectively)            $      65.66    $    (135.69)
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      65.82    $    (129.62)
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Three Months Ended March 31, 2001 and 2000
                                    (Unaudited)
                                   -------------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                            ---------   --------  -----------  -----------

Balances at
   December 31, 2000          14,773    $ 52,762  $12,633,367  $12,686,129

Net income for the
  three months ended
  March 31, 2001                           4,044      954,162      958,206

Redemptions                     (523)          0     (469,255)    (469,255)
                              ------    --------  -----------  -----------

Balances at
   March 31, 2001             14,250    $ 56,806  $13,118,274  $13,175,080
                              ======    ========  ===========  ===========

Balances at
   December 31, 1999          23,375    $101,567  $38,536,017  $38,637,584

Net (loss) for the
  three months ended
  March 31, 2000                          (7,972)  (3,121,952)  (3,129,924)

Additions                        548           0      816,132      816,132

Redemptions                   (2,365)          0   (3,483,133)  (3,483,133)
                              ------    --------  -----------  -----------

Balances at
   March 31, 2000             21,558    $ 93,595  $32,747,064  $32,840,659
                              ======    ========  ===========  ===========


Net asset value
 per unit at
  December 31, 1999                       $  1,652.95
                                          ===========
  March 31, 2000                          $  1,523.33
                                          ===========
  December 31, 2000                       $    858.74
                                          ===========
  March 31, 2001                          $    924.56
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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $0 for the three months ended March 31, 2001 and $8,161 for the three months ended
         March 31, 2000.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                     (Unaudited)
                                    -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------

     I.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The
         Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At March 31, 2001 and December 31, 2000, the capital accounts of the General Partner and/or its principals and affiliates totaled $501,278 and $465,592, respectively.

         The Limited Partnership Agreement was amended effective
         February 16, 1999 and generally requires that the General Partner maintain a net worth of up to $1,000,000. ProFutures, Inc. has callable subscription agreements with ING (U.S.) Securities, Futures & Options, Inc. (ING), the Partnership's broker, whereby ING has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

         The Partnership paid the General Partner a monthly management fee equal to 1/4 of 1% (3% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement) through November 2000. Effective December 1, 2000, the General Partner management fee was reduced to 1/6 of 1% (2% annually) of month-end Net Assets.

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2001 and 2000 were $65,688 and $257,008, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2001 and December 31, 2000 were $22,202 and $21,528, respectively.

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



Note 3.  COMMODITY TRADING ADVISOR (CONTINUED)
         -------------------------------------

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

         At March 31, 2001 and December 31, 2000, the initial margin requirement of $4,497,077 and $3,822,228, respectively, is satisfied by the deposit of cash with such broker.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)
                                   -------------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Purchase and sale of futures contracts and options on futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At March 31, 2001, the latest maturity date for open contracts is June 2002, and at December 31, 2000, the latest maturity date for open contracts is September 2001.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)
                                   -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data for a unit outstanding during the entire three months ended March 31, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                                            Three months ended
                                                              March 31, 2001
                                                                (Unaudited)
                                                            ------------------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at December 31, 2000            $858.74

         Income from operations:
           Net investment income *                                 (13.12)
           Net realized and change in unrealized
             gain from trading **                                   78.94
                                                                  -------

               Total income from operations                         65.82
                                                                  -------

         Net asset value per unit at March 31, 2001               $924.56
                                                                  =======

         Total Return ***                                           7.66%


         Supplemental Data

         Ratio to average net assets:
           Expenses *, +                                           10.93%
           Net investment income *, +                             (5.94)%


         ------------------
         *    Excludes brokerage commissions and other trading fees paid directly to the broker.
         **   Includes brokerage commissions and other trading fees paid directly to the broker.
         ***  Not annualized
         +    Annualized



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash and open futures and option contracts. It is possible that extreme market conditions or daily price fluctuation limits at exchanges could adversely affect the liquidity of open futures contracts. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

     B. CAPITAL RESOURCES: Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

         The Partnership raises additional capital only through the sale of Units and trading profits (if any) and does not engage in borrowing. The Partnership sells no securities other than the Units. Effective November 2000, the Partnership is closed to new investment; however, the General Partner may reopen the Partnership to new investments in the future.

     C. RESULTS OF OPERATIONS: From inception through October 2000, the Partnership engaged in the speculative trading of U.S. stock index futures contracts pursuant to an advisory contract with Hampton Capital Management, Inc. (Hampton). During October 2000, as a result of extreme stock market volatility and trading losses, the advisory contract with Hampton was terminated and trading was halted. Three new commodity trading advisors were subsequently selected and trading resumed in December 2000. The Partnership remains focused on trading stock index futures and options, but the new advisors also trade a diversified group of commodity, currency, and other futures, forward and option contracts.

         For the three months ended March 31, 2001, the Partnership had net income of $958,206, as compared to a net loss of $(3,129,924) for the three months ended March 31, 2000.

         The Partnership's net trading gains for the quarter ended March 31, 2001 resulted primarily from income in the metals, currencies and agricultural markets, offset by losses in the equities markets.

         At March 31, 2001, partners' capital totaled $13,175,080, a net increase of $488,951 from December 31, 2000, due to the net income for the quarter exceeding redemptions of $469,255.

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

         The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various advisors with the actual market risk controls being applied by the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy.

         Due to the speculative nature of trading derivatives, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

         PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     D. POSSIBLE CHANGES: The General Partner reserves the right to terminate certain and/or engage additional trading advisors or change any of the Partnership's clearing arrangements.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

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