Form 10-Q
period 2001-06-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2001-08-14
CIK 1045702

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2001.

                                  Very truly yours,



                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

           X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                   For the Quarter Ended June 30, 2001
                              --------------

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

                                Yes  X
                                No



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
             June 30, 2001 (Unaudited) and December 31, 2000 (Audited)
                                   -------------



                                                   June 30,      December 31,
                                                     2001            2000
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $12,667,202     $12,482,092
    Net option premiums (received)                  (125,825)       (266,750)
    Unrealized gain on open contracts                285,368         837,101
                                                 -----------     -----------

          Deposits with broker                    12,826,745      13,052,443

  Cash                                                13,881          29,180
                                                 -----------     -----------

          Total assets                           $12,840,626     $13,081,623
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    17,509     $    28,188
  Commissions and other trading fees
    on open contracts                                 11,746          14,338
  Incentive fees payable                              80,560         111,774
  Management fees payable                             51,799          32,343
  Redemptions payable                                172,580         208,851
                                                 -----------     -----------

          Total liabilities                          334,194         395,494
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    June 30, 2001 and December 31, 2000               55,909          52,762
  Limited Partners - 13,683 and 14,712 units
    outstanding at June 30, 2001 and
    December 31, 2000                             12,450,523      12,633,367
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     12,506,432      12,686,129
                                                 -----------     -----------

                                                 $12,840,626     $13,081,623
                                                 ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                  For the Six Months Ended June 30, 2001 and 2000
                                    (Unaudited)
                                   -------------



                                                      Six months ended
                                                          June 30,
                                                    2001            2000
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $  1,704,558    $(16,674,110)
    Change in unrealized                            (551,733)      5,098,500
                                                ------------    ------------

          Gain (loss) from trading                 1,152,825     (11,575,610)

  Interest income                                    273,636         884,628
                                                ------------    ------------

          Total income (loss)                      1,426,461     (10,690,982)
                                                ------------    ------------

EXPENSES
  Brokerage commissions                              139,685          15,119
  Incentive fees                                     292,906               0
  Management fees                                    190,423         451,430
  Operating expenses                                  72,262          41,059
                                                ------------    ------------

          Total expenses                             695,276         507,608
                                                ------------    ------------

          NET INCOME (LOSS)                     $    731,185    $(11,198,590)
                                                ============    ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    14,359 and 22,193, respectively)            $      50.92    $    (504.61)
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      51.21    $    (506.06)
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                 For the Three Months Ended June 30, 2001 and 2000
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                          June 30,
                                                    2001            2000
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $  1,095,727    $ (6,177,442)
    Change in unrealized                          (1,160,141)     (2,061,900)
                                                ------------    ------------

          (Loss) from trading                        (64,414)     (8,239,342)

  Interest income                                    112,926         384,990
                                                ------------    ------------

          Total income (loss)                         48,512      (7,854,352)
                                                ------------    ------------

EXPENSES
  Brokerage commissions                               72,193           5,833
  Incentive fees                                      80,560               0
  Management fees                                     91,713         194,422
  Operating expenses                                  31,067          14,059
                                                ------------    ------------

          Total expenses                             275,533         214,314
                                                ------------    ------------

          NET (LOSS)                            $   (227,021)   $ (8,068,666)
                                                ============    ============

NET (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    14,125 and 21,319, respectively)            $     (16.07)   $    (378.47)
                                                ============    ============

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $     (14.61)   $    (376.44)
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Six Months Ended June 30, 2001 and 2000
                                    (Unaudited)
                                   -------------



                              Total              Partners' Capital
                            Number of   ------------------------------------
                              Units     General      Limited        Total
                            ---------   --------  ------------  ------------

Balances at
   December 31, 2000          14,773    $ 52,762  $ 12,633,367  $ 12,686,129

Net income for the
  six months ended
  June 30, 2001                            3,147       728,038       731,185

Redemptions                   (1,029)          0      (910,882)     (910,882)
                              ------    --------  ------------  ------------

Balances at
   June 30, 2001              13,744    $ 55,909  $ 12,450,523  $ 12,506,432
                              ======    ========  ============  ============

Balances at
   December 31, 1999          23,375    $101,567  $ 38,536,017  $ 38,637,584

Net (loss) for the
  six months ended
  June 30, 2000                          (31,101)  (11,167,489)  (11,198,590)

Additions                        977           0     1,354,526     1,354,526

Redemptions                   (4,141)          0    (5,613,574)   (5,613,574)
                              ------    --------  ------------  ------------

Balances at
   June 30, 2000              20,211    $ 70,466  $ 23,109,480  $ 23,179,946
                              ======    ========  ============  ============


Net asset value
 per unit at
  December 31, 1999                       $  1,652.95
                                          ===========
  June 30, 2000                           $  1,146.89
                                          ===========
  December 31, 2000                       $    858.74
                                          ===========
  June 30, 2001                           $    909.95
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

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $0 for the six and three months ended June 30, 2001 and $13,545 and $5,384 for the six and three months ended June 30, 2000.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                     (Unaudited)
                                    -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------

     I.  Statement of Financial Accounting Standard No. 133

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supersedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements.

     J.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2001, and the results of operations for the six and three months ended June 30, 2001 and 2000.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The
         Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At June 30, 2001 and December 31, 2000, the capital accounts of the General Partner and/or its principals and affiliates totaled $493,357 and $465,592, respectively.

         The Limited Partnership Agreement was amended effective
         February 16, 1999 and generally requires that the General Partner maintain a net worth of up to $1,000,000. ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN), formerly ING (U.S.) Securities, Futures & Options, Inc., the Partnership's broker, whereby ABN has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.



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

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2001 and 2000 were $126,768 and $451,430, respectively. Such management fees earned for the three months ended June 30, 2001 and 2000 were $61,081 and $194,422, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2001 and December 31, 2000 were $21,167 and $21,528, respectively.

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

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with ABN to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.

         At June 30, 2001 and December 31, 2000, the initial margin requirement of $2,680,066 and $3,822,228, respectively, is satisfied by the deposit of cash with such broker.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)
                                   -------------




Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)
         --------------------------------------------------------

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At June 30, 2001, the latest maturity date for open contracts is September 2002, and at December 31, 2000, the latest maturity date for open contracts is September 2001.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)
                                   -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data for a unit outstanding during the entire three months and six months ended June 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                           Three months ended  Six months ended
                                              June 30, 2001      June 30, 2001
                                               (Unaudited)        (Unaudited)
                                               -----------        -----------

         Per Unit Performance
         (for a unit outstanding throughout
         the entire period)
         ----------------------------------

         Net asset value per unit at
           March 31, 2001 and
           December 31, 2000, respectively       $924.56            $858.74
                                                 -------            -------

         Income (loss) from operations:
           Net investment income *                 (6.40)            (19.64)
           Net realized and change in unrealized
             gain (loss) from trading **           (8.21)             70.85
                                                 -------            -------

                 Total income (loss)
                    from operations               (14.61)             51.21
                                                 -------            -------

         Net asset value per unit at
           June 30, 2001                         $909.95            $909.95
                                                 =======            =======

         Total Return ***                        (1.58)%              5.96%


         Supplemental Data

         Ratio to average net assets:
           Expenses *, +                           6.60%              8.87%
           Net investment income *, +            (2.93)%            (4.50)%


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

         The Partnership's net income (loss) for the six months ended June 30, 2001 and 2000 consisted of the following:

                                                     2001          2000
                                                     ----          ----

                Three months ended March 31       $ 958,206   $ (3,129,924)
                Three months ended June 30         (227,021)    (8,068,666)
                                                  ---------   ------------

                     Six months ended June 30     $ 731,185   $(11,198,590)
                                                  =========   ============


         The Partnership's trading losses for the quarter ended June 30, 2001 occurred primarily in the metals, currencies and interest rates markets and were largely offset by gains in the equities, energies and agricultural markets.

         The Partnership's net trading gains for the six months ended June 30, 2001 resulted from gains in all market sectors, except for losses in the energies markets.

         The Fund's Trading Advisors were able to profit during the first quarter of 2001, even though many markets were relatively trendless, by using very short-term trading strategies in the stock index futures and writing options on the S&P 500. The decision in late 2000 to expand the Fund's focus beyond stock indexes by allocating part of the assets to a more diversified program proved helpful, with additional gains coming in markets such as foreign currencies, agricultural commodities, short-term interest rates and metals. The first quarter ended with a gain of 7.66%.

         April 2001 brought a large loss for the Fund, almost all of which came from stock indexes. On April 18th, the U.S. Federal Reserve announced a surprise cut in interest rates. This caused the stock market, which had been trending lower, to move up dramatically in a mid-day surge. One of the Trading Advisors had sold call options based on a bearish forecast. The sudden reversal led to these positions being stopped out at a major loss within a few moments of the Federal Reserve announcement. April ended with a net loss for the Fund of 10.73%.
         May and June 2001 were much more favorable, bringing gains of 3.69% and 6.32% respectively. Much of the gain came from stock indexes and foreign currencies as well as agricultural commodities. The second quarter of 2001 ended with a loss of 1.58% and the first six months of 2001 were a gain of 5.96%.

         During the first six months of 2000, the Partnership engaged in the speculative trading of stock index futures contracts on U.S. exchanges; therefore, operating results will fluctuate from period to period. The first and second quarters of 2000 were periods of extreme volatility in the U.S. equity markets. For most of both the first and second quarters, the Advisor generally maintained a long market position. The net trading losses in the first quarter occurred primarily early in the quarter as the S&P 500 Index (the "Index") was declining partially offset by trading gains later in the quarter as the Index was rising. The net trading losses in the second quarter occurred throughout the quarter with a majority of the trading losses occurring on April 14, 2000. The S&P 500 Index declined 5.8% on that day, and the Advisor was in a maximum leverage long position. This lead to a one day loss for the Partnership of 19.79%.

         At June 30, 2001, partners' capital totaled $12,506,432, a net decrease of $179,697 from December 31, 2000, due to redemptions of $910,882 exceeding net income for the six months ended June 30, 2001.

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