Form 10-Q
period 2001-09-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2001-11-13
CIK 1045702

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2001.

                                  Very truly yours,



                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

           X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                 For the Quarter Ended September 30, 2001
                              --------------

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

                                Yes  X
                                No



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
         September 30, 2001 (Unaudited) and December 31, 2000 (Audited)
                                   -------------



                                                 September 30,    December 31,
                                                     2001            2000
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $11,952,768     $12,482,092
    Net option premiums (received)                  (298,900)       (266,750)
    Unrealized gain on open contracts              1,122,543         837,101
                                                 -----------     -----------

          Deposits with broker                    12,776,411      13,052,443

  Cash                                                13,655          29,180
                                                 -----------     -----------

          Total assets                           $12,790,066     $13,081,623
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    16,507     $    28,188
  Commissions and other trading fees
    on open contracts                                 10,555          14,338
  Incentive fees payable                             167,949         111,774
  Management fees payable                             51,967          32,343
  Redemptions payable                                 13,926         208,851
                                                 -----------     -----------

          Total liabilities                          260,904         395,494
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    September 30, 2001 and December 31, 2000          58,156          52,762
  Limited Partners - 13,176 and 14,712 units
    outstanding at September 30, 2001 and
    December 31, 2000                             12,471,006      12,633,367
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     12,529,162      12,686,129
                                                 -----------     -----------

                                                 $12,790,066     $13,081,623
                                                 ===========     ===========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
               For the Nine Months Ended September 30, 2001 and 2000
                                    (Unaudited)
                                   -------------



                                                      Nine months ended
                                                        September 30,
                                                    2001            2000
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $  1,583,478    $(18,156,704)
    Change in unrealized                             285,442       5,034,225
                                                ------------    ------------

          Gain (loss) from trading                 1,868,920     (13,122,479)

  Interest income                                    376,935       1,230,686
                                                ------------    ------------

          Total income (loss)                      2,245,855     (11,891,793)
                                                ------------    ------------

EXPENSES
  Brokerage commissions                              195,756          18,146
  Incentive fees                                     460,855         613,393
  Management fees                                    283,226               0
  Operating expenses                                  95,421          53,540
                                                ------------    ------------

          Total expenses                           1,035,258         685,079
                                                ------------    ------------

          NET INCOME (LOSS)                     $  1,210,597    $(12,576,872)
                                                ============    ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    14,080 and 21,350, respectively)            $      85.98    $    (589.09)
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      87.79    $    (575.72)
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
              For the Three Months Ended September 30, 2001 and 2000
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                        September 30,
                                                    2001            2000
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $   (121,080)   $ (1,482,594)
    Change in unrealized                             837,175         (64,275)
                                                ------------    ------------

          Gain (loss) from trading                   716,095      (1,546,869)

  Interest income                                    103,299         346,058
                                                ------------    ------------

          Total income (loss)                        819,394      (1,200,811)
                                                ------------    ------------

EXPENSES
  Brokerage commissions                               56,071           3,027
  Incentive fees                                     167,949         161,963
  Management fees                                     92,803               0
  Operating expenses                                  23,159          12,481
                                                ------------    ------------

          Total expenses                             339,982         177,471
                                                ------------    ------------

          NET INCOME (LOSS)                     $    479,412    $ (1,378,282)
                                                ============    ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    13,521 and 19,664, respectively)            $      35.46    $     (70.09)
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      36.58    $     (69.66)
                                                ============    ============


                             See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                  -------------



                              Total              Partners' Capital
                            Number of   ------------------------------------
                              Units     General      Limited        Total
                            ---------   --------  ------------  ------------

Balances at
   December 31, 2000          14,773    $ 52,762  $ 12,633,367  $ 12,686,129

Net income for the
  nine months ended
  September 30, 2001                       5,394     1,205,203     1,210,597

Redemptions                   (1,536)          0    (1,367,564)   (1,367,564)
                              ------    --------  ------------  ------------

Balances at
   September 30, 2001         13,237    $ 58,156  $ 12,471,006  $ 12,529,162
                              ======    ========  ============  ============

Balances at
   December 31, 1999          23,375    $101,567  $ 38,536,017  $ 38,637,584

Net (loss) for the
  nine months ended
  September 30, 2000                     (35,381)  (12,541,491)  (12,576,872)

Additions                      1,008           0     1,388,765     1,388,765

Redemptions                   (5,541)          0    (7,152,260)   (7,152,260)
                              ------    --------  ------------  ------------

Balances at
   September 30, 2000         18,842    $ 66,186  $ 20,231,031  $ 20,297,217
                              ======    ========  ============  ============


Net asset value
 per unit at
  December 31, 1999                       $  1,652.95
                                          ===========
  September 30, 2000                      $  1,077.23
                                          ===========
  December 31, 2000                       $    858.74
                                          ===========
  September 30, 2001                      $    946.53
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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $0 for the nine and three months ended September 30, 2001 and $13,888 and $342 for the nine and three months ended September 30, 2000.

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

     J.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2001, and the results of operations for the nine and three months ended September 30, 2001 and 2000.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At September 30, 2001 and December 31, 2000, the capital accounts of the General Partner and/or its principals and affiliates totaled $513,190 and $465,592, respectively.

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

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2001 and 2000 were $188,545 and $613,393, respectively. Such management fees earned for the three months ended September 30, 2001 and 2000 were $61,776 and $161,962, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2001 and December 31, 2000 were $20,940 and $21,528, respectively.

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

         At September 30, 2001 and December 31, 2000, the initial margin requirement of $3,609,976 and $3,822,228, respectively, is satisfied by the deposit of cash with such broker.

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At September 30, 2001, the latest maturity date for open contracts is December 2002, and at December 31, 2000, the latest maturity date for open contracts is September 2001.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)
                                   -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data for a unit outstanding during the entire three months and nine months ended September 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                       Three months ended   Nine months ended
                                       September 30, 2001   September 30, 2001
                                          (Unaudited)          (Unaudited)
                                          -----------          -----------

         Per Unit Performance
         (for a unit outstanding throughout
         the entire period)
         ----------------------------------

         Net asset value per unit at
           June 30, 2001 and
           December 31, 2000, respectively  $909.95              $858.74
                                            -------              -------

         Income (loss) from operations:
           Net investment (loss) *           (13.36)              (32.85)
           Net realized and change in
             unrealized gain from
             trading **                       49.94               120.64
                                            -------              -------

                 Total income from
                    operations                36.58                87.79
                                            -------              -------

         Net asset value per unit at
           September 30, 2001               $946.53              $946.53
                                            =======              =======

         Total Return ***                      4.02%               10.22%


         Supplemental Data

         Ratio to average net assets:
           Expenses *, +                       9.26%                9.01%
           Net investment income *, +         (1.47)%              (4.96)%


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

         The Partnership's net income (loss) for the nine months ended September 30, 2001 and 2000 consisted of the following:

                                                     2001           2000
                                                     ----           ----

             Three months ended March 31          $  958,206   $ (3,129,924)
             Three months ended June 30             (227,021)    (8,068,666)
             Three months ended September 30         479,412     (1,378,282)
                                                  ----------   ------------

                Nine months ended September 30    $1,210,597   $(12,576,872)
                                                  ==========   ============


         The quarter ended September 30, 2001 started out with a loss of 2.87% in July. This loss was offset by a gain in August, primarily in stock index futures and options. There were also some smaller gains in interest rates, energy and certain agricultural markets. The Fed's continuing loose monetary policy kept both short-term and long-term interest rates somewhat volatile. The equity markets also remained somewhat volatile.

         September 2001 was a very volatile month for the Fund due to the events of September 11th. Although the US markets were closed for the remainder of the week, most overseas markets remained open, and significant gains were made during this period. The Fund had significant profits in short-term interest rate futures (Eurodollar). There were also some significant gains in agriculture, mostly orange juice and coffee. Some of these gains were offset by some losses in corn and soybean oil. The Fund was able to end the quarter with a profit of 4.02% and 10.22% for the nine months ended September 30, 2001.

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

         Extreme stock market volatility caused the Partnership to incur trading losses in excess of 20% in October 2000. As a result, effective October 13, 2000, the advisory contract with Hampton was terminated and further trading was halted. The Partnership maintained its assets in cash until trading resumed in December 2000 with three new trading advisors.

         At September 30, 2001, partners' capital totaled $12,529,162, a net decrease of $156,967 from December 31, 2000, due to redemptions of $1,367,565 exceeding net income for the nine months ended
         September 30, 2001.

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