Form 10-K
period 2001-12-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2002-03-27
CIK 1045702

March 27, 2002


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  ProFutures Long/Short Growth Fund, L.P.
          Commission File #0-25585

Dear Sirs:

This filing contains Form 10-K for the year ended December 31, 2001.

                               Very truly yours,

                               Gary D. Halbert, President
                               ProFutures, Inc., General Partner
                               ProFutures Long/Short Growth Fund, L.P.




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  December 31, 2001
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

     The General Partner and Commodity Pool Operator of the Partnership is ProFutures, Inc., a Texas corporation. The General Partner's address is 11612 Bee Cave Road, Suite 100, Austin, Texas 78738 and its telephone numbers are (800) 348-3601 and (512) 263-3800.

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

(e)  Brokerage Arrangements
     ----------------------

     The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Partnership's trading will be executed. The General Partner has selected ABN AMRO Incorporated (ABN), (formerly ING (U.S.) Securities, Futures & Options Inc.) as the Partnership's primary clearing broker. ABN is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of holders of Limited Partnership Units ("Units") during the fiscal year ended December 31, 2001.



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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership as of December 31, 2001 was:

           General Partner's Capital       2
           Limited Partners' Capital     695

     At the commencement of trading on November 20, 1997 there were 38 Partners holding 3,044 Units. At December 31, 2001 there were 695 Limited Partners holding 12,450 Units, and 525 Units held by the General Partner and its principals.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.

Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2001, 2000, 1999 and 1998 and for the period August 21, 1997 (inception) to December 31, 1997.

                                                                2001
                                                                ----

     Realized Gains (Losses)                                $  2,155,466
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (463,346)
     Interest Income                                             438,669
     General Partner Management Fee                              251,199
     Advisor Management Fees                                     126,070
     Advisor Incentive Fees                                      514,558
     Net Income (Loss)                                           865,071
     General Partner Capital                                      56,537
     Limited Partner Capital                                  11,882,135
     Partnership Capital                                      11,938,672
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       62.43
     Net Asset Value Per Unit At
       End of Year                                                920.18


                                                                2000
                                                                ----

     Realized Gains (Losses)                                $(24,145,559)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       6,842,576
     Interest Income                                           1,455,997
     General Partner Management Fee                              706,890
     Advisor Management Fees                                      10,816
     Advisor Incentive Fees                                      111,774
     Net Income (Loss)                                       (16,805,240)
     General Partner Capital                                      52,762
     Limited Partner Capital                                  12,633,367
     Partnership Capital                                      12,686,129
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (834.14)
     Net Asset Value Per Unit At
       End of Year                                                858.74


                                                                1999
                                                                ----

     Realized Gains (Losses)                                $  1,522,130
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (7,168,725)
     Interest Income                                           1,625,573
     General Partner Management Fee                              986,328
     Advisor Incentive Fee                                       293,116
     Net Income (Loss)                                        (5,439,311)
     General Partner Capital                                     101,567
     Limited Partner Capital                                  38,536,017
     Partnership Capital                                      38,637,584
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (304.83)
     Net Asset Value Per Unit At
       End of Year                                              1,652.95


                                                                1998
                                                                ----

     Realized Gains (Losses)                                $  6,818,869
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       1,161,075
     Interest Income                                             439,168
     General Partner Management Fee                              267,508
     Advisor Incentive Fee                                     1,571,370
     Net Income (Loss)                                         6,516,745
     General Partner Capital                                     116,671
     Limited Partner Capital                                  18,438,300
     Partnership Capital                                      18,554,971
     Net Income (Loss) Per Limited and
       General Partner Unit*                                    1,054.60
     Net Asset Value Per Unit At
       End of Year                                              1,898.76


                                                                1997
                                                                ----

     Realized Gains (Losses)                                $   (116,342)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                           2,175
     Interest Income                                              19,520
     General Partner Management Fee                                9,826
     Advisor Incentive Fee                                             0
     Net Income (Loss)                                          (116,741)
     General Partner Capital                                      29,313
     Limited Partner Capital                                   2,885,423
     Partnership Capital                                       2,914,736
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (48.21)
     Net Asset Value Per Unit At
       End of Year                                                957.45


     ----------------
     * Based on weighted average units outstanding


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Liquidity and Capital Resources
     -------------------------------

     Substantially all of the Partnership's assets at December 31, 2001 were in cash. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

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

(b)  Results of Operations
     ---------------------

     The Partnership's net income (loss) for each quarter of the year ended December 31, 2001 and 2000 consisted of the following:

                           1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                             2001          2001          2001          2001
                           --------      --------      --------      --------

     Gain (loss) from
       trading           $  1,217,239  $   (64,414)  $   716,095   $  (176,800)
     Total income (loss)    1,377,949       48,512       819,394      (115,066)
     Net income (loss)        958,206     (227,021)      479,412      (345,526)

     Net income (loss)
       per Unit                 65.66       (16.07)        35.46        (26.20)
     Increase (decrease)
       in Net Asset Value
       per Unit                 65.82       (14.61)        36.58        (26.35)

     Net Asset Value per
       Unit at end of
       period                  924.56       909.95        946.53        920.18


                           1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                             2000          2000          2000          2000
                           --------      --------      --------      --------

     Gain (loss) from
       trading           $ (3,336,268) $(8,239,342)  $(1,546,869)  $(4,180,504)
     Total income (loss)   (2,836,630)  (7,854,352)   (1,200,811)   (3,955,193)
     Net income (loss)     (3,129,924)  (8,068,666)   (1,378,282)   (4,228,368)

     Net income (loss)
       per Unit               (135.69)     (378.47)       (70.09)      (255.68)
     Increase (decrease)
       in Net Asset Value
       per Unit               (129.62)     (376.44)       (69.66)      (218.49)

     Net Asset Value per
       Unit at end of
       period                1,523.33     1,146.89      1,077.23        858.74


     Due to the speculative nature of trading derivatives, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

     PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.


     Year Ended December 31, 2001
     ----------------------------

     2001 had net income of $865,071 or $62.43 per Unit. At December 31, 2001, partners' capital totaled $11,938,672, a net decrease of $747,457 from December 31, 2000 due primarily to capital redemptions of $1,612,528. Net Asset Value per Unit at December 31, 2001 amounted to $920.18, as compared to $858.74 at December 31, 2000, an increase of 7.15%.

     Fourth Quarter 2001
     -------------------

     The Fund had a gain of 5.31% in October. The interest rates market was extremely volatile after the events of September 11th, and as a result of the Fed's policy of aggressively cutting interest rates. There were large gains in long-term interest rates, as well as smaller gains in short and medium-term interest rates. The gains included investments in Euro Bonds, Australian Bonds, Canadian Bonds, and U.S. Treasury Bonds. There were also significant gains in equities, primarily from options on the S & P 500 Stock Index.

     In November, many of the gains from October were offset by losses. There was a loss of 6.87%. There were losses in short, medium and long-term interest rates, as well as losses in agriculture, especially cotton, and currencies.

     In December, the Fund had a small loss of .87%. There were again losses in long and medium-term interest rates, as well as precious metals. Some of these losses were partially offset by gains in agriculture and currency.

     Third Quarter 2001
     ------------------

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

     September 2001 was a very volatile month for the Fund due to the events of September 11th. Although the U.S. markets were closed for the remainder of the week, most overseas markets remained open, and significant gains were made during this period. The Fund had significant profits in short-term interest rate futures (Eurodollar). There were also some significant gains in agriculture, mostly orange juice and coffee. Some of these gains were offset by some losses in corn and soybean oil. The Fund was able to end the quarter with a profit of 4.02% and 10.22% for the nine months ended September 30, 2001.

     Second Quarter 2001
     -------------------

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

     First Quarter 2001
     ------------------

     The Fund's Trading Advisors were able to profit during the first quarter of 2001, even though many markets were relatively trendless, by using very short-term trading strategies in stock index futures and writing options on the S&P 500. The decision in late 2000 to expand the Fund's focus beyond stock indexes by allocating part of the assets to a more diversified program proved helpful, with additional gains coming in markets such as foreign currencies, agricultural commodities, short-term interest rates and metals. The first quarter ended with a gain of 7.66%.

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

(c)  Possible Changes
     ----------------

     The General Partner reserves the right to terminate and/or engage additional Commodity Trading Advisors or change any of the Partnership's clearing arrangements.

Item 8.  Financial Statements and Supplementary Data.

     Financial statements meeting the requirements of Regulation S-X are listed following this report. The Supplementary Financial Information specified by Item 302 of Regulation S-K is included in Item 7.(b), Results of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.



                                   PART III


Item 10.  Directors and Executive Officers of the Partnership.

     The Partnership is a limited partnership and therefore does not have any directors or officers. The Partnership's General Partner, ProFutures, Inc., administers and manages the affairs of the Partnership.

Item 11.  Executive Compensation.

     As discussed above, the Partnership does not have any officers, directors or employees. The General Partner received, as compensation for its services, a monthly management fee equal to 1/6of 1% (2 annually) of month-end Net Assets. Total management fees earned by the General Partner for 2001 aggregated $251,199

Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General Partner exclusively manages the Partnership's affairs. As of December 31, 2001, the General Partner owned 61 Units.

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

         Incorporated by reference - previously filed:

         Form S-1 and Prospectus dated August 18, 2000 and exhibits thereto.

         3.1 Amendment to Second Amended and Restated Limited Partnership Agreement dated November 10, 2000 (filed as an exhibit to the 2000 Form 10-K).

(b)  Reports on Form 8-K
     -------------------

     None.

(c)  Exhibits
     --------

     10.1 Form of Stock Subscription Agreement by and between ABN AMRO Incorporated and ProFutures, Inc.

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
Date                                 Debi B. Halbert, Chief Financial Officer,
                                       Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                         -----------------------------
                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                      PAGES
                                                                      -----


Independent Auditor's Report                                           F-2

Financial Statements

  Statements of Financial Condition
    December 31, 2001 and 2000                                         F-3

  Condensed Schedule of Investments
    December 31, 2001                                                  F-4

  Statements of Operations For the Years
    Ended December 31, 2001, 2000 and 1999                             F-5

  Statements of Changes in Partners' Capital (Net Asset Value)
    For the Years Ended December 31, 2001, 2000 and 1999               F-6

  Notes to Financial Statements                                     F-7 - F-12



                             INDEPENDENT AUDITOR'S REPORT


To the Partners
ProFutures Long/Short Growth Fund, L.P.


We have audited the accompanying statements of financial condition of ProFutures Long/Short Growth Fund, L.P. as of December 31, 2001 and 2000, including the December 31, 2001 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Long/Short Growth Fund, L.P. as of December 31, 2001 and 2000, and the results of its operations and the changes in its net asset values for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



                              /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.



Hunt Valley, Maryland
January 29, 2002

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000
                                   -------------



                                                     2001            2000
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $12,119,461     $12,482,092
    Net option premiums (received)                  (291,200)       (266,750)
    Unrealized gain on open contracts                373,755         837,101
                                                 -----------     -----------

          Deposits with broker                    12,202,016      13,052,443

  Cash                                                11,652          29,180
                                                 -----------     -----------

          Total assets                           $12,213,668     $13,081,623
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    17,680     $    28,188
  Commissions and other trading fees
    on open contracts                                  9,065          14,338
  Incentive fees payable                              53,703         111,774
  Management fees payable                             51,559          32,343
  Redemptions payable                                142,989         208,851
                                                 -----------     -----------

          Total liabilities                          274,996         395,494
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding
    at December 31, 2001 and 2000                     56,537          52,762
  Limited Partners - 12,913 and 14,712 units
    outstanding at December 31, 2001 and 2000     11,882,135      12,633,367
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     11,938,672      12,686,129
                                                 -----------     -----------

                                                 $12,213,668     $13,081,623
                                                 ===========     ===========


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2001
                                  ------------



LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
    Description                                          Value   Asset Value
    -----------                                          -----   -----------

    Agricultural                                       $  34,480     0.29%
    Currency                                               2,065     0.02%
    Interest rate                                          2,885     0.02%
    Metal                                                  4,800     0.04%
    Stock index                                              913     0.01%
                                                       ---------    -----

    Total long futures contracts                       $  45,143     0.38%
                                                       =========    =====

SHORT FUTURES CONTRACTS
-----------------------

                                                                  % of Net
    Description                                          Value   Asset Value
    -----------                                          -----   -----------

    Agricultural                                       $  83,985     0.70%
    Currency                                             149,535     1.26%
    Energy                                                17,773     0.15%
    Interest rate                                          9,808     0.08%
    Metal                                                (57,440)   (0.48)%
                                                       ---------    -----

    Total short futures contracts                      $ 203,661     1.71%
                                                       =========    =====

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                                                                  % of Net
    Description                                          Value   Asset Value
    -----------                                          -----   -----------

    Stock index options                                $(166,249)   (1.39)%
                                                       ---------    =====

    Total written options on futures contracts
      (premiums received - $291,200)                   $(166,249)   (1.39)%
                                                       =========    =====


                            See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2001, 2000 and 1999
                                   -------------



                                        2001            2000           1999
                                        ----            ----           ----
INCOME
  Trading gains (losses)
    Realized                        $  2,155,466   $(24,145,559)  $  1,522,130
    Change in unrealized                (463,346)     6,842,576     (7,168,725)
                                    ------------   ------------   ------------

          Gain (loss) from trading     1,692,120    (17,302,983)    (5,646,595)

  Interest income                        438,669      1,455,997      1,625,573
                                    ------------   ------------   ------------

          Total income (loss)          2,130,789    (15,846,986)    (4,021,022)
                                    ------------   ------------   ------------

EXPENSES
  Brokerage commissions                  254,563         41,871         35,908
  Incentive fees                         514,558        111,774        293,116
  Management fees                        377,269        717,706        986,328
  Operating expenses                     119,328         86,903        102,937
                                    ------------   ------------   ------------

          Total expenses               1,265,718        958,254      1,418,289
                                    ------------   ------------   ------------

          NET INCOME (LOSS)         $    865,071   $(16,805,240)  $ (5,439,311)
                                    ============   ============   ============

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
   (based on weighted average
   number of units outstanding
   during the year of 13,857,
   20,147 and 17,844, respectively) $      62.43   $    (834.14)  $    (304.83)
                                    ============   ============   ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                      $      61.44   $    (794.21)  $    (245.81)
                                    ============   ============   ============


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2000, 1999 and 1998
                                    -------------



                               Total            Partners' Capital
                             Number of  ------------------------------------
                               Units     General     Limited       Total
                             ---------   -------     -------       -----

Balances at
  December 31, 1998            9,772    $116,671  $ 18,438,300  $ 18,554,971

Net (loss) for the year
  ended December 31, 1999                (15,104)   (5,424,207)   (5,439,311)

Additions                     14,732           0    27,595,792    27,595,792

Redemptions                   (1,129)          0    (2,073,868)   (2,073,868)
                              ------    --------  ------------  ------------

Balances at
  December 31, 1999           23,375     101,567    38,536,017    38,637,584

Net (loss) for the year
  ended December 31, 2000                (48,805)  (16,756,435)  (16,805,240)

Additions                      1,008           0     1,388,765     1,388,765

Redemptions                   (9,610)          0   (10,534,980)  (10,534,980)
                              ------    --------  ------------  ------------

Balances at
  December 31, 2000           14,773      52,762    12,633,367    12,686,129

Net income for the year
  ended December 31, 2001                  3,775       861,296       865,071

Redemptions                   (1,799)          0    (1,612,528)   (1,612,528)
                              ------    --------  ------------  ------------

Balances at
  December 31, 2001           12,974    $ 56,537  $ 11,882,135  $ 11,938,672
                              ======    ========  ============  ============



                                      Net Asset Value Per Unit
                                      ------------------------
                                            December 31,
                                    2001        2000        1999
                                    ----        ----        ----

                                  $  920.18   $  858.74   $1,652.95
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

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                     -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         A.  General Description of the Partnership

             ProFutures Long/Short Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. From inception through October 2000, the Partnership engaged in the speculative trading of United States (U.S.) stock index futures contracts pursuant to an advisory contract with Hampton Capital Management, Inc. (Hampton). During October 2000, as a result of extreme stock market volatility and trading losses, the advisory contract with Hampton was terminated and trading was halted. Three new commodity trading advisors were subsequently selected and trading resumed in December 2000. The Partnership remains focused on trading stock index futures and options, but the new advisors also trade a diversified group of commodity, currency, and other futures and option contracts.

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

         C.  Method of Reporting

             The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

         E.  Income Taxes

             The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

         F.  Organizational Charge

             The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $0, $13,888 and $275,958 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------------------------------------------------------

         I.  Statement of Financial Accounting Standards No. 133

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137 and SFAS No. 138. This Statement supersedes SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At December 31, 2001, the capital accounts of the General Partner and/or its principals and affiliates totaled $498,903.

         The Limited Partnership Agreement was amended effective February 16, 1999 and generally requires that the General Partner maintain a net worth of up to $1,000,000. ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN) (formerly ING (U.S.) Securities, Futures & Options, Inc.), the Partnership's broker, whereby ABN has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

         The Partnership paid the General Partner a monthly management fee equal to 1/4 of 1% (3% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement) through November 2000. Effective December 1, 2000, the General Partner management fee was reduced to 1/6 of 1% (2% annually) of month-end Net Assets.

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2001, 2000 and 1999 were $251,199, $706,890 and $986,328, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2001 and 2000 were $20,170 and $21,528, respectively.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership had an advisory contract with Hampton, pursuant to which the Partnership paid a quarterly incentive fee equal to 20% of New Trading Profits (as defined in the advisory contract). Effective October 13, 2000, the advisory contract with Hampton was terminated and trading was halted.

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

         At December 31, 2001 and 2000, the initial margin requirement of $1,706,987 and $3,822,228, respectively, is satisfied by the deposit of cash with such broker.

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At December 31, 2001, the latest maturity date for open contracts is March 2003.

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

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

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the year ended December 31, 2001. This information has been derived from information presented in the financial statements.

         Per Unit Performance
         (for a unit outstanding throughout the entire year)
         ---------------------------------------------------

         Net asset value per unit at December 31, 2000               $858.74
                                                                     -------

         Income (loss) from operations:
             Net investment (loss) (1), (3)                           (41.31)
             Net realized and change in unrealized
               gain from trading (2), (3)                             102.75
                                                                     -------

                 Total income from operations                          61.44
                                                                     -------

             Net asset value per unit at December 31, 2001           $920.18
                                                                     =======

         Total Return                                                   7.15%
                                                                       =====

         Supplemental Data

         Ratios to average net asset value:
             Expenses prior to incentive fees (4)                      (4.00)%
             Incentive fees                                            (4.14)%
                                                                       -----

                 Total expenses and incentive fees (1)                 (8.14)%
                                                                       =====

             Net investment (loss) (1)                                 (4.61)%
                                                                       =====


         Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

         ---------------
         (1)  Excludes brokerage commissions and other trading fees.
         (2)  Includes brokerage commissions and other trading fees.
         (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the year. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
         (4) Excludes brokerage commissions, other trading fees and incentive fees.

                                    Exhibit 10.1


                           STOCK SUBSCRIPTION AGREEMENT

                                   BY AND BETWEEN

                               ABN AMRO INCORPORATED
                                        AND
                                  PROFUTURES, INC.


    THIS STOCK SUBSCRIPTION AGREEMENT (as it may be amended from time to time, the "Agreement"), by and between ABN AMRO Incorporated ("ABN") and ProFutures, Inc. ("ProFutures"), is made as of this 30th day of April, 2001.

     WHEREAS, ProFutures entered into Stock Subscription Agreements, dated August 15, 1990, August 15, 1991, and September 1, 1991, respectively, each substantially in the form hereof, with Virginia Trading Corporation ("VTC"), and the Virginia Trading division of Quantum Financial Services, Inc. ("Quantum"), respectively;

     WHEREAS, the issued and outstanding capital stock of VTC was acquired by Quantum which operated VTC's business as the Virginia Trading division of Quantum;

     WHEREAS, the issued and outstanding capital stock of Quantum was acquired by the ING Group on January 7, 1994 and the name of Quantum was ultimately changed to ING Securities, Futures & Options Inc. ("ING");

     WHEREAS, ProFutures entered into revised Stock Subscription Agreements with ING as of August 1, 1998 with respect to each of ProFutures Long/Short Growth Fund, L.P., a Delaware limited partnership ("PLSGF"), ProFutures Diversified Fund, L.P., a Delaware limited partnership ("PDF") and Alternative Asset Growth Fund, L.P., a Delaware limited partnership ("AAGF");

     WHEREAS, ProFutures entered into a Stock Subscription Agreement with respect to ProFutures Strategic Allocation Trust, a Delaware business trust ("PSAT"), as of August 31, 2000;

     WHEREAS, ING sold certain customer accounts and related assets and liabilities to ABN as of April 30, 2001;

     WHEREAS, the parties desire to enter desire to enter into this Agreement to reflect (a) that the respective rights and duties hereunder shall belong to ABN, and (b) the current terms of the stock subscription obligation of ABN;

     WHEREAS, pursuant to separate customer agreements (the "Brokerage Agreement"), ABN is the futures commission merchant for each of PLSGF, PDF, AAGF and PSAT (collectively, the "Funds");

     WHEREAS, ProFutures is obligated by the Agreement of Limited Partnership of PDF, as amended and restated on December 1, 1993 (the "PDF Agreement of Limited Partnership"), to maintain a minimum net worth equal to: (i) the lesser of $250,000 or 15% of the aggregate initial capital contributions of any limited partnerships for which it acts as general partner capitalized at
 $2,500,000 or less; or (ii) 10% of the aggregate capital contributions of the limited partners of any limited partnerships for which it acts as general partner capitalized at greater than $2,500,000 (which includes PDF, PLSGF and AAGF) and with respect to PSAT, the greater of $50,000 or at least 5% of the total contributions to PSAT (collectively, the "Net Worth Requirement");

     WHEREAS, ProFutures has the responsibility for determining the adequacy of its net worth and the application of this Agreement towards the Net Worth Requirement; and

    WHEREAS, ABN has agreed to subscribe for stock of ProFutures to enable ProFutures to continue to meet the Net Worth Requirement.

     NOW, THEREFORE, in consideration of the mutual promises made herein and other good and valuable consideration, the parties hereto agree as follows:

     1. Purchase of Shares. On the date hereof and continuing on a regular is as agreed upon by the parties, ABN and ProFutures shall determine the aggregate amount of the subscription for shares of ProFutures' common stock required to enable ProFutures to continue to meet the Net Worth Requirement. Based upon such determination (as confirmed in writing in the form attached as Exhibit A, each executed original of which is incorporated herein by reference), ABN will subscribe for the total subscription required for ProFutures to meet the Net Worth Requirement; provided, that in no event shall the total aggregate subscription with respect to the PSAT and PLSGF exceed $7 million; and provided further that in no event shall the total aggregate subscription with respect to PDF and AAGF exceed $7 million. The purchase price for the shares of common stock subscribed for by ABN thereupon shall be equal to book value per share as determined by an independent certified public accountant selected and paid by ProFutures on the date(s) this obligation is met, but in no event less than $.01 per share. In the event that any one of the Funds both exceeds its Trading Suspension Level and, in fact, exhausts all its assets to satisfy obligations of such Fund, the subscription required for ProFutures to satisfy the Net Worth Requirement shall be callable by ProFutures on demand; provided, however, that: (a) ProFutures shall use its own capital first to meet the Net Worth Requirement; and (b) any such demand shall relate only to capital deficiencies resulting solely from the ordinary, lawful and necessary operations and activities of such Fund which cause ProFutures' net worth to fall below the Net Worth Requirement. The parties expressly acknowledge that, unless otherwise agreed in writing by both parties in their sole and absolute discretion as to other specific projects or activities, ABN shall not have to subscribe to satisfy capital deficiencies resulting from activities and operations of ProFutures other than those associated with one of the Funds. Payment for the subscription called shall be made by wire transfer within thirty (30) days after the date of call. Upon payment, ProFutures shall issue to ABN that number of shares for which full consideration has been paid. ProFutures shall notify ABN promptly if a Fund reaches the Trading Suspension Level (as set forth in such Fund's Agreement of Limited Partnership or Declaration of Trust and Trust Agreement, as the case may be), which notice shall be sent pursuant to Section 14 hereof and addressed to both ABN's General Counsel and Chief Financial Officer.

     2. Share Rights. Upon issuance, all shares of ProFutures' common stock shall be fully paid and non-assessable and shall entitle the holder to all rights applicable to such shares.

     3. Computations. For purposes of meeting the Net Worth Requirement, all subscriptions for common stock shall be carried at face amount without deduction or discount. Any interests in the Funds owned by ProFutures or any of ProFutures' interests in other entities of which it is the general partner or managing owner shall not be included in the computation of its net worth for compliance with the Net Worth Requirements.

     4. Lower Net Worth. In the event that, at any time, the Net Worth Requirement is amended pursuant thereto so that the Net Worth Requirement for ProFutures is lowered, ProFutures shall promptly notify ABN and upon demand by ABN effect a reduction in its net worth (but not below that required by the PDF Agreement of Limited Partnership) by cancellation of such excess subscription amount in appropriate fashion.

     5. ProFutures Activities. ProFutures agrees, for so long as this Agreement is in effect, not to engage in any activities unrelated to its current activities of being: (a) a commodity trading advisor; (b) general partner of PLSGF; (c) general partner of AAGF; (d) general partner of PDF;
(e) managing owner of PSAT; (f) engaged in a similar activity involving ABN or an associated company thereof; and (g) an introducing broker, without the consent of ABN. Such undertaking shall include ProFutures' best efforts to conserve capital and avoid expenses to the extent feasible to minimize the need of ProFutures to call the subscription, especially as it relates to the Net Worth Requirement attributable to the Funds. ProFutures also agrees to cooperate in good faith with ABN in the conduct of its affairs including, without limitation, its full cooperation in responding to any reasonable request for information by ABN.

     6. Bank Holding Company Act. In the event this subscription amount is called by ProFutures with respect to a Fund, ProFutures agrees to operate such Fund in compliance with the Bank Holding Company Act of 1956, as amended (the "Act"), liquidating any positions that, under the Act, may not be held by such Fund. ProFutures and ABN acknowledge and agree that such positions shall be liquidated in a commercially reasonable manner consistent with ProFutures' fiduciary duties to such Funds.

     7. ABN's Activities. ABN hereby agrees that it shall: (a) not purchase or otherwise acquire any units of limited partnership interest or beneficial interest of a Fund; (b) provide all information which in the opinion of counsel for ProFutures is required for ProFutures to comply with federal and state securities and tax laws; and (c) cooperate in good faith with ProFutures in the conduct of its affairs.

     8. Amendments; Assignments. No change or modification to this Agreement shall be effective unless the same shall be in writing and signed by each of the parties hereto. However, this Agreement may not be assigned by either party without the prior written consent of the other, and any attempted assignment without such consent shall be void. No change in ownership of either party shall in any way affect its obligation hereunder or in any related agreements.

     9. Third Party Beneficiaries. Third party beneficiary rights, if any, under this Agreement are expressly limited to the limited partners or unitholders, as the case may be, of a Fund, to the Net Worth Requirement for the period commencing on the date of this Agreement until the termination of this Agreement.

     10. Term. This Agreement shall continue in effect for a period of one (1) year from the date of this Agreement and shall be automatically renewed for additional one (1) year terms. Notwithstanding the foregoing, either party may terminate this Agreement at anytime after having given the other party at least sixty (60) days prior written notice of its intent to terminate. In the event a Fund terminates ABN as its clearing broker, this Agreement will terminate on the same date as the relevant Brokerage Agreement terminates. In the event that ABN terminates the Brokerage Agreement and ceases to serve as the clearing broker to a Fund, or the Brokerage Agreement expires, this Agreement will continue for up to thirty (30) days after the date such Brokerage Agreement terminates or expires with respect to such Fund; provided, that ProFutures shall provide ABN with copies of the daily statements from such Fund's other clearing broker(s) during the period that ABN is not the clearing broker and this Agreement is still in effect.

     11. Information Requirements of ProFutures. During the term of this Agreement, ProFutures shall promptly furnish to ABN the following:

     (a) copies of all regulatory notices, complaints, legal actions or proceedings, and other claims involving, relating to or against ProFutures or against any Fund including, without limitation, claims by any limited partner a unitholder, as the case may be, of a Fund;

     (b) upon request by ABN, copies of the following financial statements for any Fund: (i) monthly unaudited balance sheets and income statements; (ii) monthly asset reports for all assets regardless of where located; (iii) annual audited financial statements and any other interim audits available; and (iv) copies of statements from the other holders of such Fund's assets when they are received;

     (c)  upon request by ABN, copies of the following financial statements for
ProFutures: (i) quarterly and annual unaudited balance sheets and income statements; and (ii) any audited statements available; and

     (d) upon request by ABN, copies of marketing materials used in connection with any Fund concurrent with their use.

     ABN shall have the right to review the books and records of ProFutures (excluding any information on its trading systems), at its office on reasonable notice during normal business hours, and subject to ABN's maintaining strict confidentiality as to the information so reviewed.

     12. Other Conditions. In the event ProFutures shall voluntarily file (or have involuntarily filed against it) a petition seeking protection from creditors pursuant to the United States Bankruptcy Code, as amended (the "Code"), or be subjected to the supervision of a receiver appointed by a state or federal court of competent jurisdiction, and any debtor in possession, trustee or receiver shall subsequently make a call upon ABN for any cash contributions under this Agreement, the parties hereto specifically agree that ABN shall be required to contribute such cash to ProFutures as is required to satisfy the Net Worth Requirement only upon ProFutures' transfer (free and clear of all liens and encumbrances) of such assets as are held in the name of

ProFutures having a fair market value equal to, or greater than, the value of the purchase price required of ABN by such debtor in possession, trustee or receiver. Such transfer of assets shall be in lieu of ProFutures' issuance of shares in exchange for cash; and further provided, that the transfer of such assets to ABN shall be first approved by a United States Bankruptcy Court Judge, or the court officer having jurisdiction over any appointed receiver, and ABN shall be awarded fee simple ownership and possession of such assets pursuant to Section 363 of the Code.

     13. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware applicable to contracts made in that state without reference to its conflict of laws provisions.

     14. Notices. Any notices required or desired to be given under this Agreement shall be given in writing and shall be effective when given personally on the date delivered or, when given by mail, overnight courier or telefacsimile (provided receipt of the latter is orally confirmed), upon the date of receipt, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

           If to ProFutures:

                     ProFutures, Inc.
                     11612 Bee Cave Road - Suite 100
                     Austin, Texas  78738
                     Attn:  Gary D. Halbert, President

           If to ABN:

                     ABN AMRO Incorporated
                     208 S. LaSalle
                     Chicago, Illinois  60604
                     Attn:  Ben A. Witt, President


     15. Entire Agreement. This Agreement contains the entire understanding of the parties with respect to the matters covered hereby. All prior subscription agreements and concomitant obligations of the parties and ING are superceded by this Agreement.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement under seal as of the date first above written.

                                        ABN AMRO INCORPORATED



                                        By:  /s/ Allan Zavarro
                                           --------------------------------
                                        Name:Allan Zavarro
                                        Title:  Senior Managing Director



                                        PROFUTURES, INC.



                                        By:  /s/ Gary D. Halbert, President
                                           --------------------------------

                                                                    EXHIBIT A

                               ABN AMRO INCORPORATED
                                   208 S. LaSalle
                                 Chicago, Illinois


                                   April 30, 2001


Gary Halbert, President
ProFutures, Inc.
11612 Bee Cave Road - Suite 100
Austin Texas   78738


Dear Mr. Halbert:

     This is to confirm to ProFutures, Inc. the obligation of the undersigned ABN AMRO Incorporated ("ABN") pursuant to the April 30, 2001 Stock Subscription Agreement (as amended from time to time, the "Agreement") between ProFutures, Inc. ("ProFutures") and ABN, as outlined below. As of March 31, 2001, the aggregate relevant capital contributions by the limited partners or unitholders, as the case may be, of the following funds is as follows:

     ProFutures Strategic Allocation Trust                $ 1,889,200.77
     ProFutures Long/Short Growth Fund, L.P.              $23,192,851.05
     ProFutures Diversified Fund, L.P.                    $35,094,366.91
     Alternative Asset Growth Fund, L.P.                  $ 7,595,016.91
     Aggregate                                            $67,771,435.64

     Pursuant to the Agreement, accordingly, ABN hereby subscribes to purchase 42,680 shares of ProFutures (at $145.16 per share), being that number of shares which will enable ProFutures to maintain its Net Worth Requirement as defined in the Agreement. It is our understanding under the Agreement that such subscription will be called only if and subject to the conditions as set forth in the Agreement occur. This subscription commitment supersedes all prior subscription commitments pursuant to the Agreement.

                                        ABN AMRO INCORPORATED



                                        By:  /s/ Allan Zavarro
                                           --------------------------------
                                        Name:Allan Zavarro
                                        Title:  Senior Managing Director


ADKNOWLEDGED:

PROFUTURES, INC.



By:  /s/ Gary D. Halbert, President
   --------------------------------