Form 10-Q
period 2002-03-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2002-05-14
CIK 1045702

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2002.

                                  Very truly yours,

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

         X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the Quarter Ended March 31, 2002
                            --------------

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

                                Yes  X
                                No



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
            March 31, 2002 (Unaudited) and December 31, 2001 (Audited)
                                   -------------



                                                   March 31,     December 31,
                                                     2002            2001
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $11,799,525     $12,119,461
    Net option premiums (received)                  (355,200)       (291,200)
    Unrealized gain on open contracts                536,671         373,755
                                                 -----------     -----------

          Deposits with broker                    11,980,996      12,202,016

  Cash                                                11,446          11,652
                                                 -----------     -----------

          Total assets                           $11,992,442     $12,213,668
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    14,682     $    17,680
  Commissions and other trading fees
    on open contracts                                 10,552           9,065
  Incentive fees payable                             202,226          53,703
  Management fees payable                             49,844          51,559
  Redemptions payable                                216,669         142,989
                                                 -----------     -----------

          Total liabilities                          493,973         274,996
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    March 31, 2002 and December 31, 2001              58,079          56,537
  Limited Partners - 12,103 and 12,913 units
    outstanding at March 31, 2002 and
    December 31, 2001                             11,440,390      11,882,135
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     11,498,469      11,938,672
                                                 -----------     -----------

                                                 $11,992,442     $12,213,668
                                                 ===========     ===========


                              See accompanying notes.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  March 31, 2002
                                   ------------



LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $   65,110     0.57%
             Currency                                     47,480     0.41%
             Energy                                       27,834     0.24%
             Interest rate                               (40,038)   (0.35)%
             Metal                                       112,428     0.98%
             Stock index                                   4,774     0.04%
                                                      ----------    -----

             Total long futures contracts             $  217,588     1.89%
                                                      ----------    -----


SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                             $   78,671     0.68%
             Currency                                     28,325     0.25%
             Interest rate                                33,588     0.29%
                                                      ----------    -----

             Total short futures contracts            $  140,584     1.22%
                                                      ----------    -----

             Total futures contracts                  $  358,172     3.11%
                                                      ==========    =====


WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Stock Index Options
                 (premium received - $355,200)        $ (176,700)   (1.54)%
                                                      ==========    =====


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31, 2002 and 2001
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                          March 31,
                                                    2002            2001
                                                    ----            ----
INCOME
  Trading gains
    Realized                                    $    512,131    $    608,831
    Change in unrealized                             162,916         608,408
                                                ------------    ------------

          Gain from trading                          657,047       1,217,239

  Interest income                                     51,345         160,710
                                                ------------    ------------

          Total income                               726,392       1,377,949
                                                ------------    ------------

EXPENSES
  Brokerage commissions                               74,763          67,492
  Incentive fees                                     202,226         212,346
  Management fees                                     90,454          98,710
  Operating expenses                                  32,176          41,195
                                                ------------    ------------

          Total expenses                             399,619         419,743
                                                ------------    ------------

          NET INCOME                            $    326,773    $    958,206
                                                ============    ============

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    12,674 and 14,594, respectively)            $      25.78    $      65.66
                                                ============    ============

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      25.10    $      65.82
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Three Months Ended March 31, 2002 and 2001
                                    (Unaudited)
                                   -------------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                            ---------   --------  -----------  -----------

Balances at
   December 31, 2001          12,974    $ 56,537  $11,882,135  $11,938,672

Net income for the
  three months ended
  March 31, 2002                           1,542      325,231      326,773

Redemptions                     (810)          0     (766,976)    (766,976)
                              ------    --------  -----------  -----------

Balances at
   March 31, 2002             12,164    $ 58,079  $11,440,390  $11,498,469
                              ======    ========  ===========  ===========

Balances at
   December 31, 2000          14,773    $ 52,762  $12,633,367  $12,686,129

Net income for the
  three months ended
  March 31, 2001                           4,044      954,162      958,206

Redemptions                     (523)          0     (469,255)    (469,255)
                              ------    --------  -----------  -----------

Balances at
   March 31, 2001             14,250    $ 56,806  $13,118,274  $13,175,080
                              ======    ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2000                       $    858.74
                                          ===========
  March 31, 2001                          $    924.56
                                          ===========
  December 31, 2001                       $    920.18
                                          ===========
  March 31, 2002                          $    945.28
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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)
                                     -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

     A.  General Description of the Partnership

         ProFutures Long/Short Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures and option contracts.

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

     I.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                     (Unaudited)
                                    -------------



Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At March 31, 2002 and December 31, 2001, the capital accounts of the General Partner and/or its principals and affiliates totaled $506,023 and $498,903, respectively.

         The Limited Partnership Agreement was amended effective February 16, 1999 and generally requires that the General Partner maintain a net worth of up to $1,000,000. ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN), the Partnership's broker, whereby ABN has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

         The Partnership pays the General Partner a monthly management fee equal to 1/6 of 1% (2% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement).

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2002 and 2001 were $60,168 and $65,688, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2002 and December 31, 2001 were $19,558 and $20,170, respectively.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several trading advisors to furnish investment management services to the Partnership. Each advisor is paid a monthly management fee of 1/12 of 1% (1% annually) of Allocated Net Asset Value (as defined in each respective advisory agreement). In addition, each advisor receives a quarterly incentive fee of 20% of Trading Profits (as defined).

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with ABN to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.

         At March 31, 2002 and December 31, 2001, the initial margin requirement of $3,231,719 and $1,706,987, respectively, is satisfied by the deposit of cash with such broker.



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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At March 31, 2002, the latest maturity date for open contracts is June 2003, and at December 31, 2001, the latest maturity date for open contracts is March 2003.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)
                                   -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended
         March 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            March 31,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           December 31, 2001 and 2000                 $920.18       $858.74
                                                      -------       -------

         Income (loss) from operations:
           Net investment (loss) (1), (3)              (21.58)       (13.12)
           Net realized and change in unrealized
             gain from trading (2), (3)                 46.68         78.94
                                                      -------       -------

               Total income from operations             25.10         65.82
                                                      -------       -------

         Net asset value per unit at
           March 31, 2002 and 2001                    $945.28       $924.56
                                                      =======       =======


           Total Return (4)                              2.73%         7.66%
                                                       =======       ======


           Supplemental Data

           Ratios to average net asset value: (5)
             Expenses prior to incentive fees (6)       (4.16)%       (4.34)%
             Incentive fees                             (6.85)%       (6.59)%
                                                       ------        -------

               Total expenses (1)                      (11.01)%      (10.93)%
                                                       =======       =======

             Net investment (loss) (1)                  (9.27)%       (5.94)%
                                                       =======       =======


           --------------------
          (1)  Excludes brokerage commissions and other trading fees.
          (2)  Includes brokerage commissions and other trading fees.
          (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
          (4)  Not annualized.
          (5)  Annualized.
          (6) Excludes brokerage commissions, other trading fees and incentive fees.



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

     C. RESULTS OF OPERATIONS: For the three months ended March 31, 2002, the Partnership had net income of $326,773, as compared to net income of $958,206 for the three months ended March 31, 2001.

         The futures markets remained choppy in the first quarter of 2002. While the economy was showing some signs of improvement, there were also some negative signs that caused uncertainty. The troubles in the Middle East lead to large increases in oil and gas prices. Gold prices also moved higher early in the quarter, but gave back some of their gains at the end of the quarter.

         In January 2002, the Partnership gained a modest 0.99%. There were large gains in stock index, along with some smaller gains in energy and foreign currencies. These were mostly offset by losses in interest rates, agricultural commodities and precious metals.

         In February 2002, there was another gain of 4.34%. This resulted from gains in stock index, once again. There were also gains in interest rates and agricultural commodities. There were some losses incurred in energy and foreign currencies.

         In March 2002, the Partnership incurred a loss of 2.51%. Again there were profits in the stock indexes. These however were offset by losses in foreign currencies, interest rates and agricultural commodities. Coffee and Eurodollar futures incurred the largest losses.

         For the first quarter 2002, the majority of the Partnership's gains came from profits in options on S&P 500 Index futures. The largest loss for the quarter was from coffee.

         At March 31, 2002, partners' capital totaled $11,498,469, a net decrease of $440,203 from December 31, 2001, due to redemptions of limited partner units exceeding first quarter net income.

         The Partnership's Trading Advisors were able to profit during the first quarter of 2001, even though many markets were relatively trendless, by using very short-term trading strategies in the stock index futures and writing options on the S&P 500. The decision in late 2000 to expand the Partnership's focus beyond stock indexes by allocating part of the assets to a more diversified program proved helpful, with additional gains coming in markets such as foreign currencies, agricultural commodities, short-term interest rates and metals. The first quarter ended with a gain of 7.66%.

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