Form 10-Q
period 2002-09-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2002-11-14
CIK 1045702

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2002.

                                  Very truly yours,

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

         X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                For the Quarter Ended September 30, 2002
                            --------------

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

                                Yes  X
                                No


Indicate by check mark whether the registrant is an accelerated filer (as Defined in Rule 12b-2 of the Exchange Act).

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
          September 30, 2002 (Unaudited) and December 31, 2001 (Audited)
                                   -------------



                                                 September 30,   December 31,
                                                     2002            2001
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $11,217,128     $12,119,461
    Net option premiums (received)                  (290,500)       (291,200)
    Unrealized gain on open contracts                870,321         373,755
                                                 -----------     -----------

          Deposits with broker                    11,796,949      12,202,016

  Cash                                                12,651          11,652
                                                 -----------     -----------

          Total assets                           $11,809,600     $12,213,668
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    15,287     $    17,680
  Commissions and other trading fees
    on open contracts                                 11,361           9,065
  Incentive fees payable                              31,201          53,703
  Management fees payable                             48,464          51,559
  Redemptions payable                                 27,627         142,989
                                                 -----------     -----------

          Total liabilities                          133,940         274,996
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    September 30, 2002 and December 31, 2001          65,472          56,537
  Limited Partners - 10,896 and 12,913 units
    outstanding at September 30, 2002 and
    December 31, 2001                             11,610,188      11,882,135
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     11,675,660      11,938,672
                                                 -----------     -----------

                                                 $11,809,600     $12,213,668
                                                 ===========     ===========


                              See accompanying notes.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2002
                                   (Unaudited)
                                   -----------



LONG FUTURES CONTRACTS
----------------------

                                                                   % of Net
             Description                                 Value    Asset Value
             -----------                                 -----    -----------

             Agricultural                             $  290,868      2.49 %
             Currency                                      8,652      0.07 %
             Energy                                       41,905      0.36 %
             Interest rate                               504,399      4.32 %
             Metal                                        24,675      0.21 %
             Stock index                                (106,578)    (0.91)%
                                                      ----------    --------

             Total long futures contracts             $  763,921      6.54 %
                                                      ----------    --------


SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                             $  (69,520)    (0.60)%
             Currency                                      9,650      0.08 %
             Metal                                        28,770      0.25 %
                                                      ----------    --------

             Total short futures contracts            $  (31,100)    (0.27)%
                                                      ----------    --------

             Total futures contracts                  $  732,821      6.27 %
                                                      ==========    ========


WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                                                                   % of Net
             Description                                 Value    Asset Value
             -----------                                 -----    -----------

             Stock index options
                 (premiums received - $290,500)       $ (153,000)    (1.31)%
                                                      ==========    ========


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
              For the Three Months Ended September 30, 2002 and 2001
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                        September 30,
                                                    2002            2001
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $    320,099    $   (121,080)
    Change in unrealized                             287,106         837,175
                                                ------------    ------------

          Gain from trading                          607,205         716,095

  Interest income                                     46,942         103,299
                                                ------------    ------------

          Total income                               654,147         819,394
                                                ------------    ------------

EXPENSES
  Brokerage commissions                               73,252          56,071
  Incentive fees                                      31,201         167,949
  Management fees                                     86,676          92,803
  Operating expenses                                  28,917          23,159
                                                ------------    ------------

          Total expenses                             220,046         339,982
                                                ------------    ------------

          NET INCOME                            $    434,101    $    479,412
                                                ============    ============

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    11,069 and 13,521, respectively)            $      39.22    $      35.46
                                                ============    ============

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      39.56    $      36.58
                                                ============    ============


                             See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2002 and 2001
                                    (Unaudited)
                                    -----------



                                                      Nine months ended
                                                        September 30,
                                                    2002            2001
                                                    ----            ----
INCOME
  Trading gains
    Realized                                    $  1,957,721    $  1,583,478
    Change in unrealized                             496,566         285,442
                                                ------------    ------------

          Gain from trading                        2,454,287       1,868,920

  Interest income                                    148,308         376,935
                                                ------------    ------------

          Total income                             2,602,595       2,245,855
                                                ------------    ------------

EXPENSES
  Brokerage commissions                              220,406         195,756
  Incentive fees                                     314,585         460,855
  Management fees                                    265,865         283,226
  Operating expenses                                  85,290          95,421
                                                ------------    ------------

          Total expenses                             886,146       1,035,258
                                                ------------    ------------

          NET INCOME                            $  1,716,449    $  1,210,597
                                                ============    ============

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    11,873 and 14,080, respectively)            $     144.57    $      85.98
                                                ============    ============

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $     145.42    $      87.79
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                                  -------------



                              Total              Partners' Capital
                            Number of   ------------------------------------
                              Units     General      Limited        Total
                            ---------   --------  ------------  ------------

Balances at
   December 31, 2001          12,974    $ 56,537  $ 11,882,135  $ 11,938,672

Net income for the
  nine months ended
  September 30, 2002                       8,935     1,707,514     1,716,449

Redemptions                   (2,017)          0    (1,979,461)   (1,979,461)
                              ------    --------  ------------  ------------

Balances at
   September 30, 2002         10,957    $ 65,472  $ 11,610,188  $ 11,675,660
                              ======    ========  ============  ============

Balances at
   December 31, 2000          14,773    $ 52,762  $ 12,633,367  $ 12,686,129

Net income for the
  nine months ended
  September 30, 2001                       5,394     1,205,203     1,210,597

Redemptions                   (1,536)          0    (1,367,564)   (1,367,564)
                              ------    --------  ------------  ------------

Balances at
   September 30, 2001         13,237    $ 58,156  $ 12,471,006  $ 12,529,162
                              ======    ========  ============  ============


Net asset value
 per unit at
  December 31, 2000                       $    858.74
                                          ===========
  September 30, 2001                      $    946.53
                                          ===========
  December 31, 2001                       $    920.18
                                          ===========
  September 30, 2002                      $  1,065.60
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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                   -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner
         (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. There were no such organizational charges received by the General Partner during the nine months ended September 30, 2002 and 2001.

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

     I.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At September 30, 2002 and December 31, 2001, the capital accounts of the General Partner and/or its principals and affiliates totaled $570,432 and $498,903, respectively.



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

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2002 and 2001 were $176,988 and $188,545, respectively. Such management fees earned for the three months ended September 30, 2002 and 2001 were $57,750 and $61,776, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2002 and December 31, 2001 were $19,538 and $20,170, respectively.

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

         At September 30, 2002 and December 31, 2001, the initial margin requirement of $2,927,633 and $1,706,987, respectively, is satisfied by the deposit of cash with such broker.

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At September 30, 2002, the latest maturity date for open contracts is December 2003, and at December 31, 2001, the latest maturity date for open contracts is March 2003.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                   -----------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                          September 30,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,026.04     $  909.95
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)                (9.02)       (13.36)
           Net realized and change in unrealized
             gain from trading (2), (3)                  48.58         49.94
                                                     ---------     ---------

               Total income from operations              39.56         36.58
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,065.60     $  946.53
                                                     =========     =========

           Total Return (4)                               3.86 %        4.02 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (5)
             Expenses prior to incentive fees (1)         4.03 %        3.78 %
             Incentive fees                               1.09 %        5.48 %
                                                        -------       -------

               Total expenses (1)                         5.12 %        9.26 %
                                                        =======       =======

             Net investment (loss) (1)                   (3.49)%       (5.89)%
                                                        =======       =======


                                                        Nine months ended
                                                          September 30,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $  920.18     $  858.74
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (43.58)       (32.85)
           Net realized and change in unrealized
             gain from trading (2), (3)                 189.00        120.64
                                                     ---------     ---------

               Total income from operations             145.42         87.79
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,065.60     $  946.53
                                                     =========     =========

           Total Return (4)                              15.80 %       10.22 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (5)
             Expenses prior to incentive fees (1)         4.04 %        4.06 %
             Incentive fees                               3.61 %        4.95 %
                                                        -------       -------

               Total expenses (1)                         7.65 %        9.01 %
                                                        =======       =======

             Net investment (loss) (1)                   (5.95)%       (4.96)%
                                                        =======       =======


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

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

     C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the nine months ended September 30, 2002 and 2001 consisted of the following:

                                                        2002          2001
                                                        ----          ----

              Three months ended March 31            $  326,772    $  958,206
              Three months ended June 30                955,576      (227,021)
              Three months ended September 30           434,101       479,412
                                                     ----------    ----------

                   Nine months ended September 30    $1,716,449    $1,210,597
                                                     ==========    ==========


         At September 30, 2002, partners' capital totaled $11,675,660, a net decrease of $263,012 from December 31, 2001, due to redemptions of limited partner units exceeding net income for the nine months ended September 30, 2002.

         At September 30, 2001, partners' capital totaled $12,529,162, a net decrease of $156,967 from December 31, 2000, due to redemptions of $1,367,564 exceeding net income for the nine months ended September 30, 2001.

         Third Quarter 2002
         ------------------

         The futures markets continued to be volatile in the third quarter of 2002. The equity markets suffered losses during the quarter, which impacted the commodities markets. The looming threat of war with Iraq also had a big impact on the markets, especially oil and gas futures.

         The Partnership started the quarter with a loss in July of (2.58)%. There were losses in stock indexes along with losses in metals, foreign currencies and certain of the agricultural commodities. These losses were partially offset by gains in interest rates, and some of the agricultural commodities.

         In August, the Partnership gained 6.11%. There were gains in stock indexes. There were also gains in grains and other agricultural commodities, as well as interest rates. There were losses in foreign currencies and base metals.

         In September, the Partnership posted another gain of 0.47%. There were gains in interest rates, energy and base metals. These gains were mostly offset by losses in stock indexes, certain of the agricultural commodities, and foreign currencies.

         The Partnership had a total return of 3.86% for the quarter and 15.80% for the nine months ended September 30, 2002. For the third quarter 2002, the majority of the Partnership's trading gains were in interest rate futures and the largest loss was in stock index futures.

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

         Market and Credit Risk
         ----------------------

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



Item 4.  Controls and Procedures.

ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., with the participation of the general partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the general partner's internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.



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

         Exhibits filed herewith:

         99.1 Form of Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

         99.2 Form of Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.



CERTIFICATIONS
--------------



I, Gary D. Halbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ProFutures Long/Short Growth Fund, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner




I, Debi B. Halbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ProFutures Long/Short Growth Fund, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002
       ----------------------------------


/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                  (Registrant)



                                  By /s/ Gary D. Halbert
                                    -------------------------------------
                                    Gary D. Halbert, President
                                    ProFutures, Inc., General Partner



                                EXHIBIT 99.1


                  CERTIFICATION PURSUANT TO SECTION 1350 OF
              CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
              ------------------------------------------------


I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2002 of ProFutures Long/Short Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., general partner



                                      By:  /s/ Gary D. Halbert
                                           ----------------------------------
                                           Gary D. Halbert
                                           President
                                           November 13, 2002



                                EXHIBIT 99.2


                  CERTIFICATION PURSUANT TO SECTION 1350 OF
              CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
              ------------------------------------------------


I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2002 of ProFutures Long/Short Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., general partner



                                      By:  /s/ Debi B. Halbert
                                           ----------------------------------
                                           Debi B. Halbert
                                           Chief Financial Officer
                                           November 13, 2002