Form 10-K
period 2002-12-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2003-03-27
CIK 1045702

March   , 2003


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  ProFutures Long/Short Growth Fund, L.P.
          Commission File #0-25585

Dear Sirs:

This filing contains Form 10-K for the year ended December 31, 2002.

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

                 For the fiscal year ended:  December 31, 2002
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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [ ]   No [X]

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

(e)  Brokerage Arrangements
     ----------------------

     The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Partnership's trading will be executed. The General Partner has selected ABN AMRO Incorporated (ABN) as the Partnership's primary clearing broker. ABN is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of holders of Limited Partnership Units ("Units") during the fiscal year ended December 31, 2002.



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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership as of December 31, 2002 was:

           General Partner's Capital       2
           Limited Partners' Capital     603

     At the commencement of trading on November 20, 1997 there were 38 Partners holding 3,044 Units. At December 31, 2002 there were 603 Limited Partners holding 10,179 Units, and 535 Units held by the General Partner and its principals.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.

Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2002, 2001, 2000, 1999 and 1998.

                                                                2002
                                                                ----

     Realized Gains (Losses)                                $  2,049,049
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         327,418
     Interest Income                                             183,974
     General Partner Management Fee                              232,242
     Advisor Management Fees                                     116,644
     Advisor Incentive Fees                                      467,596
     Net Income (Loss)                                         1,336,037
     General Partner Capital                                      63,353
     Limited Partner Capital                                  10,973,670
     Partnership Capital                                      11,037,023
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      115.07
     Net Asset Value Per Unit At
       End of Year                                              1,031.12


                                                                2001
                                                                ----

     Realized Gains (Losses)                                $  2,155,466
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (463,346)
     Interest Income                                             438,669
     General Partner Management Fee                              251,199
     Advisor Management Fees                                     126,070
     Advisor Incentive Fees                                      514,558
     Net Income (Loss)                                           865,071
     General Partner Capital                                      56,537
     Limited Partner Capital                                  11,882,135
     Partnership Capital                                      11,938,672
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       62.43
     Net Asset Value Per Unit At
       End of Year                                                920.18


                                                                2000
                                                                ----

     Realized Gains (Losses)                                $(24,145,559)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       6,842,576
     Interest Income                                           1,455,997
     General Partner Management Fee                              706,890
     Advisor Management Fees                                      10,816
     Advisor Incentive Fees                                      111,774
     Net Income (Loss)                                       (16,805,240)
     General Partner Capital                                      52,762
     Limited Partner Capital                                  12,633,367
     Partnership Capital                                      12,686,129
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (834.14)
     Net Asset Value Per Unit At
       End of Year                                                858.74


                                                                1999
                                                                ----

     Realized Gains (Losses)                                $  1,522,130
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (7,168,725)
     Interest Income                                           1,625,573
     General Partner Management Fee                              986,328
     Advisor Incentive Fee                                       293,116
     Net Income (Loss)                                        (5,439,311)
     General Partner Capital                                     101,567
     Limited Partner Capital                                  38,536,017
     Partnership Capital                                      38,637,584
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (304.83)
     Net Asset Value Per Unit At
       End of Year                                              1,652.95


                                                                1998
                                                                ----

     Realized Gains (Losses)                                $  6,818,869
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       1,161,075
     Interest Income                                             439,168
     General Partner Management Fee                              267,508
     Advisor Incentive Fee                                     1,571,370
     Net Income (Loss)                                         6,516,745
     General Partner Capital                                     116,671
     Limited Partner Capital                                  18,438,300
     Partnership Capital                                      18,554,971
     Net Income (Loss) Per Limited and
       General Partner Unit*                                    1,054.60
     Net Asset Value Per Unit At
       End of Year                                              1,898.76


     ----------------
     * Based on weighted average units outstanding


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Liquidity and Capital Resources
     -------------------------------

     Substantially all of the Partnership's assets at December 31, 2002 were in cash. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

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

(b)  Results of Operations
     ---------------------

     The Partnership's net income (loss) for each quarter of the years ended December 31, 2002 and 2001 consisted of the following:

                           1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                             2002          2002          2002          2002
                           --------      --------      --------      --------

     Gain (loss) from
       trading           $    675,047  $ 1,172,035   $   607,205   $   (77,820)
     Total income (loss)      726,392    1,222,056       654,147       (42,154)
     Net income (loss)        326,773      955,576       434,101      (380,413)

     Net income (loss)
       per Unit                 25.78        80.45         39.22        (35.14)
     Increase (decrease)
       in Net Asset Value
       per Unit                 25.10        80.76         39.56        (34.48)

     Net Asset Value per
       Unit at end of
       period                  945.28     1,026.04      1,065.60      1,031.12


                           1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                             2001          2001          2001          2001
                           --------      --------      --------      --------

     Gain (loss) from
       trading           $  1,217,239  $   (64,414)  $   716,095   $  (176,800)
     Total income (loss)    1,377,949       48,512       819,394      (115,066)
     Net income (loss)        958,206     (227,021)      479,412      (345,526)

     Net income (loss)
       per Unit                 65.66       (16.07)        35.46        (26.20)
     Increase (decrease)
       in Net Asset Value
       per Unit                 65.82       (14.61)        36.58        (26.35)

     Net Asset Value per
       Unit at end of
       period                  924.56       909.95        946.53        920.18


     Due to the speculative nature of trading derivatives, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

     PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.


     Year Ended December 31, 2002
     ----------------------------

     2002 had net income of $1,336,037 or $115.07 per Unit. At December 31, 2002, partners' capital totaled $11,037,023, a net decrease of $901,649 from December 31, 2001 including capital redemptions of $2,237,686. Net Asset Value per Unit at December 31, 2002 amounted to $1,031.12, as compared to $920.18 at December 31, 2001, an increase of $110.94.

     Fourth Quarter 2002
     -------------------

     The futures markets continued to be very volatile in the fourth quarter of 2002. The ongoing threat of war with Iraq, and its impact on the energy markets, caused much of the volatility. Gold prices soared in part due to this uncertainty, as well as uncertainty over economic prospects for the future. The equity markets were up, for the most part, at the end of the quarter.

     The Long/Short Growth Fund started the quarter with a loss in October of 4.05%. There were gains in stock indexes and certain agricultural commodities. These gains were more than offset by losses in interest rates, metals, foreign currencies and energy.

     In November, the Fund lost 1.85%. The Fund had some gains in agricultural commodities, stock indexes and base metals. However, the gains were not enough to offset the losses in foreign currencies, energy and interest rates.

     In December, the Fund posted a gain of 2.75%. The Fund had gains in equities, foreign currencies and interest rates. There were some losses in certain agricultural commodities and base metals.

     The Fund finished the year with a gain of 12.06%. The volatility in the futures markets allowed some traders to capitalize on trends in various markets.

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

Item 11.  Executive Compensation.

     As discussed above, the Partnership does not have any officers, directors or employees. The General Partner received, as compensation for its services, a monthly management fee equal to 1/6 of 1% (2 annually) of month-end Net Assets. Total management fees earned by the General Partner for 2002 aggregated $232,242.

Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General Partner exclusively manages the Partnership's affairs. As of December 31, 2002, the General Partner owned 61 Units.

(c)  Changes in Control
     ------------------

     None.

Item 13.  Certain Relationships and Related Transactions.

     See prospectus dated August 18,2000, page ii, Organizational Chart, and pages 36 - 37, Conflicts of Interest, for information concerning relationships and transactions between the General Partner, the Advisors, the Broker and the Partnership.

Item 14.  Controls and Procedures.

     ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., with the participation of the general partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the general partner's internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.



                                   PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

         Incorporated by reference - previously filed:

         Form S-1 and Prospectus dated August 18, 2000 and exhibits thereto.

         3.1 Amendment to Second Amended and Restated Limited Partnership Agreement dated November 10, 2000 (filed as an exhibit to the 2000 Form 10-K).

         10.7 Form of Amended and Restated Stock Subscription Agreement by and between ABN AMRO Incorporated and ProFutures, Inc. dated May 20, 2002 (filed as an exhibit to the June 30, 2002 Form 10-Q).


(b)  Reports on Form 8-K
     -------------------

     None.

(c)  Exhibits
     --------


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
Date                                 Debi B. Halbert, Chief Financial Officer,
                                       Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                         -----------------------------
                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                      PAGES
                                                                      -----


Independent Auditor's Report                                           F-2

Financial Statements

  Statements of Financial Condition                                    F-3

  Condensed Schedule of Investments                                    F-4

  Statements of Operations                                             F-5

  Statements of Changes in Partners' Capital (Net Asset Value)         F-6

  Notes to Financial Statements                                     F-7 - F-12


                             INDEPENDENT AUDITOR'S REPORT


To the Partners
ProFutures Long/Short Growth Fund, L.P.


We have audited the accompanying statements of financial condition of ProFutures Long/Short Growth Fund, L.P. as of December 31, 2002 and 2001, including the December 31, 2002 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Long/Short Growth Fund, L.P. as of December 31, 2002 and 2001, and the results of its operations and the changes in its net asset values for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



                              /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.



Hunt Valley, Maryland
January 27, 2003


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001
                                   -------------



                                                     2002            2001
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $10,788,323     $12,119,461
    Net option premiums (received)                  (199,000)       (291,200)
    Unrealized gain on open contracts                701,173         373,755
                                                 -----------     -----------

          Deposits with broker                    11,290,496      12,202,016

  Cash                                                12,710          11,652
                                                 -----------     -----------

          Total assets                           $11,303,206     $12,213,668
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    17,609     $    17,680
  Commissions and other trading fees
    on open contracts                                 10,743           9,065
  Incentive fees payable                             153,011          53,703
  Management fees payable                             46,257          51,559
  Redemptions payable                                 38,563         142,989
                                                 -----------     -----------

          Total liabilities                          266,183         274,996
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding
    at December 31, 2002 and 2001                     63,353          56,537
  Limited Partners - 10,643 and 12,913 units
    outstanding at December 31, 2002 and 2001     10,973,670      11,882,135
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     11,037,023      11,938,672
                                                 -----------     -----------

                                                 $11,303,206     $12,213,668
                                                 ===========     ===========


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2002
                                  ------------



LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
    Description                                          Value   Asset Value
    -----------                                          -----   -----------

    Agricultural                                       $  72,731     0.66 %
    Currency                                             173,887     1.58 %
    Energy                                               (17,363)   (0.16)%
    Interest rate                                        246,597     2.23 %
    Metal                                                 96,722     0.88 %
    Stock Index                                          (15,081)   (0.14)%
                                                       ---------    -------

    Total long futures contracts                       $ 557,493     5.05 %
                                                       =========    =======

SHORT FUTURES CONTRACTS
-----------------------

                                                                  % of Net
    Description                                          Value   Asset Value
    -----------                                          -----   -----------

    Agricultural                                       $  58,680     0.53 %
                                                       ---------    -------

    Total short futures contracts                      $  58,680     0.53 %
                                                       =========    =======

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                                                                  % of Net
    Description                                          Value   Asset Value
    -----------                                          -----   -----------

    Stock index options                                $(114,000)   (1.03)%
                                                       ---------    =======

    Total written options on futures contracts
      (premiums received - $199,000)                   $(114,000)   (1.03)%
                                                       =========    =======


                            See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2002, 2001 and 2000
                                   -------------



                                        2002            2001           2000
                                        ----            ----           ----
INCOME
  Trading gains (losses)
    Realized                        $  2,049,049   $  2,155,466   $(24,145,559)
    Change in unrealized                 327,418       (463,346)     6,842,576
                                    ------------   ------------   ------------

          Gain (loss) from trading     2,376,467      1,692,120    (17,302,983)

  Interest income                        183,974        438,669      1,455,997
                                    ------------   ------------   ------------

          Total income (loss)          2,560,441      2,130,789    (15,846,986)
                                    ------------   ------------   ------------

EXPENSES
  Brokerage commissions                  296,925        254,563         41,871
  Incentive fees                         467,596        514,558        111,774
  Management fees                        348,886        377,269        717,706
  Operating expenses                     110,997        119,328         86,903
                                    ------------   ------------   ------------

          Total expenses               1,224,404      1,265,718        958,254
                                    ------------   ------------   ------------

          NET INCOME (LOSS)         $  1,336,037   $    865,071   $(16,805,240)
                                    ============   ============   ============

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
   (based on weighted average
   number of units outstanding
   during the year of 11,611,
   13,857 and 20,147, respectively) $     115.07   $      62.43   $    (834.14)
                                    ============   ============   ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                      $     110.94   $      61.44   $    (794.21)
                                    ============   ============   ============


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2002, 2001 and 2000
                                    -------------



                               Total            Partners' Capital
                             Number of  ------------------------------------
                               Units     General     Limited       Total
                             ---------   -------     -------       -----

Balances at
  December 31, 1999           23,375    $101,567  $ 38,536,017  $ 38,637,584

Net (loss) for the year
  ended December 31, 2000                (48,805)  (16,756,435)  (16,805,240)

Additions                      1,008           0     1,388,765     1,388,765

Redemptions                   (9,610)          0   (10,534,980)  (10,534,980)
                              ------    --------  ------------  ------------

Balances at
  December 31, 2000           14,773      52,762    12,633,367    12,686,129

Net income for the year
  ended December 31, 2001                  3,775       861,296       865,071

Redemptions                   (1,799)          0    (1,612,528)   (1,612,528)
                              ------    --------  ------------  ------------

Balances at
  December 31, 2001           12,974      56,537    11,882,135    11,938,672

Net income for the year
  ended December 31, 2002                  6,816     1,329,221     1,336,037

Redemptions                   (2,270)          0    (2,237,686)   (2,237,686)
                              ------    --------  ------------  ------------

Balances at
  December 31, 2002           10,704    $ 63,353  $ 10,973,670  $ 11,037,023
                              ======    ========  ============  ============



                                      Net Asset Value Per Unit
                                      ------------------------
                                            December 31,
                                    2002        2001        2000
                                    ----        ----        ----

                                  $1,031.12   $  920.18   $  858.74
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

         F.  Organizational Charge

             The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. Additions are reflected in the statement of changes in partners' capital (net asset value) net of such organizational charge totaling $0, $0 and $13,888 for the years ended December 31, 2002, 2001 and 2000, respectively.

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


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At December 31, 2002, the capital accounts of the General Partner and/or its principals and affiliates totaled $551,975.

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

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2002, 2001 and 2000 were $232,242, $251,199 and $706,890, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2002 and 2001 were $18,490 and $20,170, respectively.

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

         At December 31, 2002 and 2001, the initial margin requirement of $2,393,246 and $1,706,987, respectively, is satisfied by the deposit of cash with such broker.

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At December 31, 2002, the latest maturity date for open contracts is March 2004.


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


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                       2002           2001
                                                       ----           ----
         Per Unit Performance
         (for a unit outstanding throughout
          the entire year)
         ----------------------------------

         Net asset value per unit at
           beginning of year                         $  920.18      $  858.74
                                                     ---------      ---------

         Income (loss) from operations:
             Net investment (loss) (1), (3)             (64.03)        (41.31)
             Net realized and change in unrealized
               gain from trading (2), (3)               174.97         102.75
                                                     ---------      ---------

                 Total income from operations           110.94          61.44
                                                     ---------      ---------

         Net asset value per unit at
           end of year                               $1,031.12      $  920.18
                                                     =========      =========

         Total Return                                    12.06 %         7.15 %
                                                         ======         ======

         Supplemental Data

         Ratios to average net asset value:
             Expenses prior to incentive fees (4)         4.03 %         4.00 %
             Incentive fees                               4.10 %         4.14 %
                                                         ------         ------

                 Total expenses (1)                       8.13 %         8.14 %
                                                         ======         ======

             Net investment (loss) (4)                   (2.42)%        (0.47)%
                                                         ======         ======


         Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

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


CERTIFICATIONS
--------------



I, Gary D. Halbert, certify that:

1. I have reviewed this annual report on Form 10-K of ProFutures
Long/Short Growth Fund, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March   , 2003
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner




I, Debi B. Halbert, certify that:

1. I have reviewed this annual report on Form 10-K of ProFutures
Long/Short Growth Fund, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March   , 2003
       ----------------------------------


/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner




                                EXHIBIT 99.1


                  CERTIFICATION PURSUANT TO SECTION 1350 OF
              CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
              ------------------------------------------------


I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2002 of ProFutures Long/Short Growth Fund, L.P.
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., general partner



                                      By:  /s/ Gary D. Halbert
                                           ----------------------------------
                                           Gary D. Halbert
                                           President
                                           March   , 2003



                                EXHIBIT 99.2


                  CERTIFICATION PURSUANT TO SECTION 1350 OF
              CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
              ------------------------------------------------


I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2002 of ProFutures Long/Short Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., general partner



                                      By:  /s/ Debi B. Halbert
                                           ----------------------------------
                                           Debi B. Halbert
                                           Chief Financial Officer
                                           March   , 2003