Form 10-Q
period 2003-03-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2003-05-13
CIK 1045702

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2003.

                                  Very truly yours,

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

         X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the Quarter Ended March 31, 2003
                            --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
            March 31, 2003 (Unaudited) and December 31, 2002 (Audited)
                                   -------------



                                                   March 31,     December 31,
                                                     2003            2002
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $11,245,686     $10,788,323
    Net option premiums (received)                  (192,750)       (199,000)
    Unrealized gain (loss) on open contracts         (66,614)        701,173
                                                 -----------     -----------

          Deposits with broker                    10,986,322      11,290,496

  Cash                                                13,685          12,710
                                                 -----------     -----------

          Total assets                           $11,000,007     $11,303,206
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $     9,861     $    17,609
  Commissions and other trading fees
    on open contracts                                 11,548          10,743
  Incentive fees payable                                   0         153,011
  Management fees payable                             47,055          46,257
  Redemptions payable                                 28,057          38,563
                                                 -----------     -----------

          Total liabilities                           96,521         266,183
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    March 31, 2003 and December 31, 2002              64,773          63,353
  Limited Partners - 10,282 and 10,643 units
    outstanding at March 31, 2003 and
    December 31, 2002                             10,838,713      10,973,670
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     10,903,486      11,037,023
                                                 -----------     -----------

                                                 $11,000,007     $11,303,206
                                                 ===========     ===========


                              See accompanying notes.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  March 31, 2003
                                    (Unaudited)
                                    -----------



LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $  (59,010)   (0.54)%
             Currency                                     (1,343)   (0.01)%
             Energy                                      (47,210)   (0.43)%
             Interest rate                                30,475     0.28 %
             Metal                                       (93,278)   (0.86)%
             Stock index                                  (3,334)   (0.03)%
                                                      ----------    ------

             Total long futures contracts             $ (173,700)   (1.59)%
                                                      ----------    ------


SHORT FUTURES CONTRACTS
-----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $   23,090     0.21 %
             Currency                                     (8,125)   (0.07)%
             Metal                                        (8,380)   (0.08)%
                                                      ----------    ------

             Total short futures contracts            $    6,585     0.06 %
                                                      ----------    ------

             Total futures contracts                  $ (167,115)   (1.53)%
                                                      ==========    ======


WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Stock Index Options
                 (premium received - $192,750)        $  (92,250)   (0.85)%
                                                      ==========    ======


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31, 2003 and 2002
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                          March 31,
                                                    2003            2002
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $  1,192,525    $    512,131
    Change in unrealized                            (767,787)        162,916
                                                ------------    ------------

          Gain from trading                          424,738         675,047

  Interest income                                     30,789          51,345
                                                ------------    ------------

          Total income                               455,527         726,392
                                                ------------    ------------

EXPENSES
  Brokerage commissions                               79,703          74,763
  Incentive fees                                           0         202,226
  Management fees                                     86,379          90,454
  Operating expenses                                  24,563          32,176
                                                ------------    ------------

          Total expenses                             190,645         399,619
                                                ------------    ------------

          NET INCOME                            $    264,882    $    326,773
                                                ============    ============

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    10,556 and 12,674, respectively)            $      25.09    $      25.78
                                                ============    ============

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      23.10    $      25.10
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Three Months Ended March 31, 2003 and 2002
                                    (Unaudited)
                                   -------------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                            ---------   --------  -----------  -----------

Balances at
   December 31, 2002          10,704    $ 63,353  $10,973,670  $11,037,023

Net income for the
  three months ended
  March 31, 2003                           1,420      263,462      264,882

Redemptions                     (361)          0     (398,419)    (398,419)
                              ------    --------  -----------  -----------

Balances at
   March 31, 2003             10,343    $ 64,773  $10,838,713  $10,903,486
                              ======    ========  ===========  ===========

Balances at
   December 31, 2001          12,974    $ 56,537  $11,882,135  $11,938,672

Net income for the
  three months ended
  March 31, 2002                           1,542      325,231      326,773

Redemptions                     (810)          0     (766,976)    (766,976)
                              ------    --------  -----------  -----------

Balances at
   March 31, 2002             12,164    $ 58,079  $11,440,390  $11,498,469
                              ======    ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2001                       $    920.18
                                          ===========
  March 31, 2002                          $    945.28
                                          ===========
  December 31, 2002                       $  1,031.12
                                          ===========
  March 31, 2003                          $  1,054.22
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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. There were no such organizational charges received by the General Partner during the three months ended March 31, 2003 and 2002, respectively.

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

     I.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and 2002.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                  -------------



Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At March 31, 2003 and December 31, 2002, the capital accounts of the General Partner and/or its principals and affiliates totaled $564,341 and $551,975.

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

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2003 and 2002 were $57,574 and $60,168, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2003 and December 31, 2002 were $18,250 and $18,490, respectively.

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

         At March 31, 2003 and December 31, 2002, the initial margin requirement of $2,956,829 and $2,393,246, respectively, is satisfied by the deposit of cash with such broker.


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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At March 31, 2003, the latest maturity date for open contracts is June 2004, and at December 31, 2002, the latest maturity date for open contracts is March 2004.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                  -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended
         March 31, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            March 31,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,031.12     $  920.18
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)                (7.59)       (21.58)
           Net realized and change in unrealized
             gain from trading (2), (3)                  30.69         46.68
                                                     ---------     ---------

               Total income from operations              23.10         25.10
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,054.22     $  945.28
                                                     =========     =========

           Total Return (5)                               2.24 %        2.73 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         3.91 %        4.16 %
             Incentive fees                               0.00 %        6.85 %
                                                        -------       -------

               Total expenses (1)                         3.91 %       11.01 %
                                                        =======       =======

             Net investment (loss) (4)                   (2.82)%       (2.42)%
                                                        =======       =======


          Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.


           --------------------
          (1)  Excludes brokerage commissions and other trading fees.
          (2)  Includes brokerage commissions and other trading fees.
          (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
          (4) Excludes brokerage commissions, other trading fees and incentive fees.
          (5)  Not annualized.
          (6)  Annualized.



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

     C. RESULTS OF OPERATIONS: The Partnership's net income for the three months ended March 31, 2003 and 2002 consisted of the following:

                                                        2003          2002
                                                        ----          ----

              Three months ended March 31            $  264,882    $  326,773
                                                     ==========    ==========


         At March 31, 2003, partners' capital totaled $10,903,486, a net decrease of $133,537 from December 31, 2002, due to redemptions of limited partner units exceeding net income for the three months ended March 31, 2003.

         At March 31, 2002, partners' capital totaled $11,498,469, a net decrease of $440,203 from December 31, 2001, due to redemptions of limited partner units exceeding first quarter net income.

         First Quarter 2003
         ------------------

         The futures markets were volatile in the first quarter of 2003. The looming war with Iraq caused energy prices to skyrocket. Many other markets were choppy due to this uncertainty. Consumer confidence dropped dramatically. The traders were able to capitalize on the volatility in the markets.

         In January 2003, the Partnership had a gain of 7.02%. There were very large gains in the energy, foreign currencies, stock indexes, precious and base metals, and certain agricultural commodities. The losses were primarily limited to grains and short-term interest rates.

         In February 2003, the Partnership had a gain of .45%. There were large gains in energy, with smaller gains in currencies and interest rates. These gains were primarily offset by losses in stock indexes and metals.

         In March 2003, the Partnership had a loss of 4.90%. There were some small gains in stock indexes and short-term interest rates. However, the losses in other sectors, especially energy, were far greater.

         Overall, the Partnership had a total return of 2.24% for the quarter. The majority of the Partnership's trading gains were in energy and foreign currencies and the largest loss was in metal futures.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.


Item 4.  Controls and Procedures

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



Date:  May 12, 2003
       ----------------------------------



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



Date:  May 12, 2003
       ----------------------------------


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


                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                  (Registrant)



                                  By /s/ Gary D. Halbert
                                    -------------------------------------
                                    Gary D. Halbert, President
                                    ProFutures, Inc., General Partner



                                EXHIBIT 99.1


                  CERTIFICATION PURSUANT TO SECTION 1350 OF
              CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
              ------------------------------------------------


I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2003 of ProFutures Long/Short Growth Fund, L.P.
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ Gary D. Halbert
                                           ----------------------------------
                                           Gary D. Halbert
                                           President
                                           May 12, 2003



                                EXHIBIT 99.2


                  CERTIFICATION PURSUANT TO SECTION 1350 OF
              CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
              ------------------------------------------------


I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2003 of ProFutures Long/Short Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ Debi B. Halbert
                                           ----------------------------------
                                           Debi B. Halbert
                                           Chief Financial Officer
                                           May 12, 2003