Form 10-Q
period 2003-06-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2003-08-14
CIK 1045702

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2003.

                                  Very truly yours,

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

         X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                   For the Quarter Ended June 30, 2003
                            --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
            June 30, 2003 (Unaudited) and December 31, 2002 (Audited)
                                   -------------



                                                   June 30,      December 31,
                                                     2003            2002
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $10,542,583     $10,788,323
    Net option premiums (received)                   (80,100)       (199,000)
    Unrealized gain (loss) on open contracts        (221,614)        701,173
                                                 -----------     -----------

          Deposits with broker                    10,240,869      11,290,496

  Cash                                                12,769          12,710
                                                 -----------     -----------

          Total assets                           $10,253,638     $11,303,206
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    13,064     $    17,609
  Commissions and other trading fees
    on open contracts                                  8,237          10,743
  Incentive fees payable                                   0         153,011
  Management fees payable                             43,739          46,257
  Redemptions payable                                 63,146          38,563
                                                 -----------     -----------

          Total liabilities                          128,186         266,183
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    June 30, 2003 and December 31, 2002               64,187          63,353
  Limited Partners - 9,631 and 10,643 units
    outstanding at June 30, 2003 and
    December 31, 2002                             10,061,265      10,973,670
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                     10,125,452      11,037,023
                                                 -----------     -----------

                                                 $10,253,638     $11,303,206
                                                 ===========     ===========


                              See accompanying notes.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                   June 30, 2003
                                    (Unaudited)
                                    -----------



LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $ (104,565)   (1.03)%
             Currency                                     (6,238)   (0.06)%
             Energy                                      (19,561)   (0.19)%
             Interest rate                               (14,134)   (0.14)%
             Metal                                       (29,868)   (0.30)%
             Stock index                                 (13,456)   (0.13)%
                                                      ----------    ------

             Total long futures contracts             $ (187,822)   (1.85)%
                                                      ----------    ------


SHORT FUTURES CONTRACTS
-----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $  (60,778)   (0.60)%
             Metal                                        (8,340)   (0.08)%
                                                      ----------    ------

             Total short futures contracts            $  (69,118)   (0.68)%
                                                      ----------    ------

             Total futures contracts                  $ (256,940)   (2.53)%
                                                      ==========    ======


WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Stock Index Options
                 (premiums received - $80,100)        $  (44,775)   (0.44)%
                                                      ==========    ======


                              See accompanying notes.



                       PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                              STATEMENTS OF OPERATIONS
                 For the Three Months Ended June 30, 2003 and 2002
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                          June 30,
                                                    2003            2002
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $    222,534    $  1,125,491
    Change in unrealized                            (155,000)         46,544
                                                ------------    ------------

          Gain from trading                           67,534       1,172,035

  Interest income                                     27,051          50,021
                                                ------------    ------------

          Total income                                94,585       1,222,056
                                                ------------    ------------

EXPENSES
  Brokerage commissions                               73,904          72,391
  Incentive fees                                           0          81,158
  Management fees                                     80,196          88,735
  Operating expenses                                  26,474          24,196
                                                ------------    ------------

          Total expenses                             180,574         266,480
                                                ------------    ------------

          NET INCOME (LOSS)                     $    (85,989)   $    955,576
                                                ============    ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    10,113 and 11,877, respectively)            $      (8.50)   $      80.45
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      (9.53)   $      80.76
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                  For the Six Months Ended June 30, 2003 and 2002
                                    (Unaudited)
                                    -----------



                                                      Six months ended
                                                          June 30,
                                                    2003            2002
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $  1,415,059    $  1,637,622
    Change in unrealized                            (922,787)        209,460
                                                ------------    ------------

          Gain from trading                          492,272       1,847,082

  Interest income                                     57,840         101,366
                                                ------------    ------------

          Total income                               550,112       1,948,448
                                                ------------    ------------

EXPENSES
  Brokerage commissions                              153,607         147,154
  Incentive fees                                           0         283,384
  Management fees                                    166,575         179,189
  Operating expenses                                  51,037          56,373
                                                ------------    ------------

          Total expenses                             371,219         666,100
                                                ------------    ------------

          NET INCOME                            $    178,893    $  1,282,348
                                                ============    ============

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    10,335 and 12,275, respectively)            $      17.31    $     104.46
                                                ============    ============

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      13.57    $     105.86
                                                ============    ============


                              See accompanying notes.



                       PROFUTURES LONG/SHORT GROWTH FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2003 and 2002
                                    (Unaudited)
                                   -------------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                            ---------   --------  -----------  -----------

Balances at
   December 31, 2002          10,704    $ 63,353  $10,973,670  $11,037,023

Net income for the
  six months ended
  June 30, 2003                              834      178,059      178,893

Redemptions                   (1,012)          0   (1,090,464)  (1,090,464)
                              ------    --------  -----------  -----------

Balances at
   June 30, 2003               9,692    $ 64,187  $10,061,265  $10,125,452
                              ======    ========  ===========  ===========

Balances at
   December 31, 2001          12,974    $ 56,537  $11,882,135  $11,938,672

Net income for the
  six months ended
  June 30, 2002                            6,504    1,275,844    1,282,348

Redemptions                   (1,808)          0   (1,763,926)  (1,763,926)
                              ------    --------  -----------  -----------

Balances at
   June 30, 2002              11,166    $ 63,041  $11,394,053  $11,457,094
                              ======    ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2001                       $    920.18
                                          ===========
  June 30, 2002                           $  1,026.04
                                          ===========
  December 31, 2002                       $  1,031.12
                                          ===========
  June 30, 2003                           $  1,044.69
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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. There were no such organizational charges received by the General Partner during the six months ended June 30, 2003 and 2002.

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

     I.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2003, and the results of operations for the three and six months ended June 30, 2003 and 2002.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                  -------------



Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At June 30, 2003 and December 31, 2002, the capital accounts of the General Partner and/or its principals and affiliates totaled $559,239 and $551,975.

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

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2003 and 2002 were $111,040 and $119,238, respectively. Such management fees earned for the three months ended June 30, 2003 and 2002 were $53,466 and $59,070, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2003 and December 31, 2002 were $17,009 and $18,490, respectively.

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

         At June 30, 2003 and December 31, 2002, the initial margin requirement of $1,821,426 and $2,393,246, respectively, is satisfied by the deposit of cash with such broker.



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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At June 30, 2003, the latest maturity date for open contracts is September 2004, and at December 31, 2002, the latest maturity date for open contracts is March 2004.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                  -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            June 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,054.22     $  945.28
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)                (7.87)       (12.13)
           Net realized and change in unrealized
             gain (loss) from trading (2), (3)           (1.66)        92.89
                                                     ---------     ---------

               Total income (loss) from operations       (9.53)        80.76
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,044.69     $1,026.04
                                                     =========     =========

           Total Return (5)                              (0.90)%        8.54 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         4.09 %        3.94 %
             Incentive fees                               0.00 %        2.83 %
                                                        -------       -------

               Total expenses (1)                         4.09 %        6.77 %
                                                        =======       =======

             Net investment (loss) (4)                   (3.05)%       (2.19)%
                                                        =======       =======


                                                        Six months ended
                                                            June 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,031.12     $  920.18
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (15.46)       (34.02)
           Net realized and change in unrealized
             gain from trading (2), (3)                  29.03        139.88
                                                     ---------     ---------

               Total income from operations              13.57        105.86
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,044.69     $1,026.04
                                                     =========     =========

           Total Return (5)                               1.32 %       11.50 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         3.99 %        4.04 %
             Incentive fees                               0.00 %        4.86 %
                                                        -------       -------

               Total expenses (1)                         3.99 %        8.90 %
                                                        =======       =======

             Net investment (loss) (4)                   (2.93)%       (2.30)%
                                                        =======       =======


          Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.


           --------------------
          (1)  Excludes brokerage commissions and other trading fees.
          (2)  Includes brokerage commissions and other trading fees.
          (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net trading gain (loss) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
          (4) Excludes brokerage commissions, other trading fees and incentive fees.
          (5)  Not annualized.
          (6)  Annualized.



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

     C. RESULTS OF OPERATIONS: The Partnership's net income for the six months ended June 30, 2003 and 2002 consisted of the following:

                                                        2003          2002
                                                        ----          ----

              Three months ended March 31            $  264,882    $  326,772
              Three months ended June 30                (85,989)      955,576
                                                     ----------    ----------

                     Six months ended June 30        $  178,893    $1,282,348
                                                     ==========    ==========



         At June 30, 2003, partners' capital totaled $10,125,452, a net decrease of $911,571 from December 31, 2002, due to redemptions of limited partner units exceeding net income for the six months ended June 30, 2003.

         At June 30, 2002, partners' capital totaled $11,457,094, a net decrease of $481,578 from December 31, 2001, due to redemptions of limited partner units exceeding net income for the six months ended June 30, 2002.

         Second Quarter 2003
         -------------------

         Futures were somewhat more stable in the second quarter as compared to the first. The war with Iraq ended, and the stock markets began a steady climb that lasted through the end of the quarter.

         In April 2003, the Partnership had a loss of 0.11%. There were gains in grains and currencies. However, these were mostly offset by losses in other sectors, including stock indexes.

         In May 2003, the Partnership had a gain of 1.47%. There were gains in currencies and interest rates, especially bonds and stock indexes. There were losses in agricultural commodities, metals and energy.

         In June 2003, the Partnership had a loss of 2.23%. There were losses in agricultural commodities, bonds, metals, energy and currencies. There were gains in stock indexes and short-term interest rates.

         Overall, the Partnership's rate of return was (0.90)% for the quarter and 1.32% for the six months ended June 30, 2003. The majority of the Partnership's trading gains for the second quarter were in foreign currencies and equities and the largest loss was in agricultural commodities.

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



Date:  August 13, 2003
       ----------------------------------



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



Date:  August 13, 2003
       ----------------------------------


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


                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                  (Registrant)



                                  By /s/ Gary D. Halbert
                                    -------------------------------------
                                    Gary D. Halbert, President
                                    ProFutures, Inc., General Partner



                                EXHIBIT 99.1


                  CERTIFICATION PURSUANT TO SECTION 1350 OF
              CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
              ------------------------------------------------


I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2003 of ProFutures Long/Short Growth Fund, L.P.
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ Gary D. Halbert
                                           ----------------------------------
                                           Gary D. Halbert
                                           President
                                           August 13, 2003



                                EXHIBIT 99.2


                  CERTIFICATION PURSUANT TO SECTION 1350 OF
              CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
              ------------------------------------------------


I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2003 of ProFutures Long/Short Growth
Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ Debi B. Halbert
                                           ----------------------------------
                                           Debi B. Halbert
                                           Chief Financial Officer
                                           August 13, 2003