Form 10-Q
period 2003-09-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2003-11-12
CIK 1045702

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2003.

                                  Very truly yours,

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

         X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                For the Quarter Ended September 30, 2003
                            --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
          September 30, 2003 (Unaudited) and December 31, 2002 (Audited)
                                   -------------



                                                 September 30,   December 31,
                                                     2003            2002
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $ 9,430,773     $10,788,323
    Net option premiums (received)                   (87,600)       (199,000)
    Unrealized gain on open contracts                154,805         701,173
                                                 -----------     -----------

          Deposits with broker                     9,497,978      11,290,496

  Cash                                                 2,481          12,710
                                                 -----------     -----------

          Total assets                           $ 9,500,459     $11,303,206
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    17,682     $    17,609
  Commissions and other trading fees
    on open contracts                                  2,456          10,743
  Incentive fees payable                              19,813         153,011
  Management fees payable                             34,578          46,257
  Redemptions payable                                251,137          38,563
                                                 -----------     -----------

          Total liabilities                          325,666         266,183
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    September 30, 2003 and December 31, 2002          63,173          63,353
  Limited Partners - 8,862 and 10,643 units
    outstanding at September 30, 2003 and
    December 31, 2002                              9,111,620      10,973,670
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                      9,174,793      11,037,023
                                                 -----------     -----------

                                                 $ 9,500,459     $11,303,206
                                                 ===========     ===========


                              See accompanying notes.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                September 30, 2003
                                    (Unaudited)
                                    -----------



LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $   84,211     0.92 %
             Currency                                     30,213     0.33 %
             Interest rate                                22,011     0.24 %
             Metal                                         1,285     0.01 %
                                                      ----------    ------

             Total long futures contracts             $  137,720     1.50 %
                                                      ----------    ------


SHORT FUTURES CONTRACTS
-----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $   (3,915)   (0.04)%
             Energy                                      (12,600)   (0.14)%
                                                      ----------    ------

             Total short futures contracts            $  (16,515)   (0.18)%
                                                      ----------    ------

             Total futures contracts                  $  121,205     1.32 %
                                                      ==========    ======


WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Stock index options
                 (premiums received - $87,600)        $  (54,000)   (0.59)%
                                                      ==========    ======


                              See accompanying notes.



                       PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                              STATEMENTS OF OPERATIONS
              For the Three Months Ended September 30, 2003 and 2002
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                        September 30,
                                                    2003            2002
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $   (400,216)   $    320,099
    Change in unrealized                             376,419         287,106
                                                ------------    ------------

          Gain (loss) from trading                   (23,797)        607,205

  Interest income                                     21,134          46,942
                                                ------------    ------------

          Total income (loss)                         (2,663)        654,147
                                                ------------    ------------

EXPENSES
  Brokerage commissions                               54,217          73,252
  Incentive fees                                      19,813          31,201
  Management fees                                     66,471          86,676
  Operating expenses                                  29,331          28,917
                                                ------------    ------------

          Total expenses                             169,832         220,046
                                                ------------    ------------

          NET INCOME (LOSS)                     $   (172,495)   $    434,101
                                                ============    ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    9,383 and 11,069, respectively)             $     (18.38)   $      39.22
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $     (16.51)   $      39.56
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2003 and 2002
                                    (Unaudited)
                                    -----------



                                                     Nine months ended
                                                        September 30,
                                                    2003            2002
                                                    ----            ----
INCOME
  Trading gains (losses)
    Realized                                    $  1,014,843    $  1,957,721
    Change in unrealized                            (546,368)        496,566
                                                ------------    ------------

          Gain from trading                          468,475       2,454,287

  Interest income                                     78,974         148,308
                                                ------------    ------------

          Total income                               547,449       2,602,595
                                                ------------    ------------

EXPENSES
  Brokerage commissions                              207,824         220,406
  Incentive fees                                      19,813         314,585
  Management fees                                    233,046         265,865
  Operating expenses                                  80,368          85,290
                                                ------------    ------------

          Total expenses                             541,051         886,146
                                                ------------    ------------

          NET INCOME                            $      6,398    $  1,716,449
                                                ============    ============

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    10,017 and 11,873, respectively)            $       0.64    $     144.57
                                                ============    ============

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      (2.94)   $     145.42
                                                ============    ============


                              See accompanying notes.



                       PROFUTURES LONG/SHORT GROWTH FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2003 and 2002
                                    (Unaudited)
                                   -------------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                            ---------   --------  -----------  -----------

Balances at
   December 31, 2002          10,704    $ 63,353  $10,973,670  $11,037,023

Net income (loss) for the
  nine months ended
  September 30, 2003                        (180)       6,578        6,398

Redemptions                   (1,781)          0   (1,868,628)  (1,868,628)
                              ------    --------  -----------  -----------

Balances at
   September 30, 2003          8,923    $ 63,173  $ 9,111,620  $ 9,174,793
                              ======    ========  ===========  ===========

Balances at
   December 31, 2001          12,974    $ 56,537  $11,882,135  $11,938,672

Net income for the
  nine months ended
  September 30, 2002                       8,935    1,707,514    1,716,449

Redemptions                   (2,017)          0   (1,979,461)  (1,979,461)
                              ------    --------  -----------  -----------

Balances at
   September 30, 2002         10,957    $ 65,472  $11,610,188  $11,675,660
                              ======    ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2001                       $    920.18
                                          ===========
  September 30, 2002                      $  1,065.60
                                          ===========
  December 31, 2002                       $  1,031.12
                                          ===========
  September 30, 2003                      $  1,028.18
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

     F.  Organizational Charge

         The General Partner pays all organizational and offering costs of the Partnership. As reimbursement for such costs, the General Partner (or the Distributor, ProFutures Financial Group, Inc., a broker/dealer affiliate of the General Partner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Partnership. There were no such organizational charges received by the General Partner during the nine months ended September 30, 2003 and 2002.

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

     I.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2003, and the results of operations for the three and nine months ended September 30, 2003 and 2002.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                  -------------



Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At September 30, 2003 and December 31, 2002, the capital accounts of the General Partner and/or its principals and affiliates totaled $550,401 and $551,975.

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

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2003 and 2002 were $158,669 and $176,988, respectively. Such management fees earned for the three months ended September 30, 2003 and 2002 were $47,629 and $57,750, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2003 and December 31, 2002 were $15,736 and $18,490, respectively.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several trading advisors to furnish investment management services to the Partnership. Certain advisors receive a monthly management fee of 1/12 of 1% (1% annually) of Allocated Net Asset Value (as defined in each respective advisory agreement). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with ABN to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.

         At September 30, 2003 and December 31, 2002, the initial margin requirement of $1,359,132 and $2,393,246, respectively, is satisfied by the deposit of cash with such broker.



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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At September 30, 2003 and at December 31, 2002, the latest maturity date for open contracts is March 2004.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                  -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                          September 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,044.69     $1,026.04
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (10.07)        (9.02)
           Net realized and change in unrealized
             gain (loss) from trading (2), (3)           (6.44)        48.58
                                                     ---------     ---------

               Total income (loss) from operations      (16.51)        39.56
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,028.18     $1,065.60
                                                     =========     =========

           Total Return (5)                              (1.58)%        3.86 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         4.14 %        4.03 %
             Incentive fees                               0.86 %        1.09 %
                                                        -------       -------

               Total expenses (1)                         5.00 %        5.12 %
                                                        =======       =======

             Net investment (loss) (4)                   (3.23)%       (2.40)%
                                                        =======       =======


                                                        Nine months ended
                                                          September 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,031.12     $  920.18
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (25.38)       (43.58)
           Net realized and change in unrealized
             gain from trading (2), (3)                  22.44        189.00
                                                     ---------     ---------

               Total income (loss) from operations       (2.94)       145.42
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,028.18     $1,065.60
                                                     =========     =========

           Total Return (5)                              (0.29)%       15.80 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         4.04 %        4.04 %
             Incentive fees                               0.25 %        3.61 %
                                                        -------       -------

               Total expenses (1)                         4.29 %        7.65 %
                                                        =======       =======

             Net investment (loss) (4)                   (3.02)%       (2.33)%
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

     C. RESULTS OF OPERATIONS: The Partnership's net income for the nine months ended September 30, 2003 and 2002 consisted of the following:

                                                        2003          2002
                                                        ----          ----

              Three months ended March 31            $  264,882    $  326,772
              Three months ended June 30                (85,989)      955,576
              Three months ended September 30          (172,495)      434,101
                                                     ----------    ----------

                     Nine months ended September 30  $    6,398    $1,716,449
                                                     ==========    ==========



         At September 30, 2003, partners' capital totaled $9,174,793, a net decrease of $1,862,230 from December 31, 2002, due to redemptions of limited partner units exceeding net income for the nine months ended September 30, 2003.

         At September 30, 2002, partners' capital totaled $11,675,660, a net decrease of $263,012 from December 31, 2001, due to redemptions of limited partner units exceeding net income for the nine months ended September 30, 2002.

         Third Quarter 2003
         ------------------

         The economy continued to improve in the third quarter. The equity markets were mostly up. Most analysts expect the economy to continue to improve for the remainder of the year.

         In July 2003, the Partnership had a loss of 4.03%. There were losses in bonds and other interest rates, and foreign currencies. There were gains in agricultural commodities and energy.

         In August 2003, the Partnership had a gain of 0.80%. The gain was related to stock indexes as no other types of contracts were traded during the month.

         In September 2003, the Partnership had a gain of 1.74%. There were gains in stock indexes, agricultural commodities, foreign currencies and interest rates. There were losses in energy and metals.

         Overall, the Partnership had a total return of (1.58)% for the quarter and (0.29)% for the nine months ended September 30, 2003. The majority of the Partnership's trading gains for the third quarter 2003 were in stock indexes and the largest loss occurred in interest rate futures. In September 2003, a new trader, Clarke Capital Management, was added to the Partnership.

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

         Exhibits filed herewith:

         31.01 Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

         31.02 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

         32.01 Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

         32.02 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.



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


                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                  (Registrant)



                                  By /s/ Gary D. Halbert
                                    -------------------------------------
                                    Gary D. Halbert, President
                                    ProFutures, Inc., General Partner



                               EXHIBIT 31.01

                               CERTIFICATION
                               -------------



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



Date:  November 10, 2003
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner



                               EXHIBIT 31.02

                               CERTIFICATION
                               -------------



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



Date:  November 10, 2003
       ----------------------------------


/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                               EXHIBIT 32.01

                               CERTIFICATION
                               -------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2003 of ProFutures Long/Short Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ Gary D. Halbert
                                           ----------------------------------
                                           Gary D. Halbert
                                           President
                                           November 10, 2003



                               EXHIBIT 32.02

                               CERTIFICATION
                               -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2003 of ProFutures Long/Short Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ Debi B. Halbert
                                           ----------------------------------
                                           Debi B. Halbert
                                           Chief Financial Officer
                                           November 10, 2003