Form 10-K
period 2003-12-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2004-03-26
CIK 1045702

March 26, 2004


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  ProFutures Long/Short Growth Fund, L.P.
          Commission File #0-25585

Dear Sirs:

This filing contains Form 10-K for the year ended December 31, 2003.

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

                 For the fiscal year ended:  December 31, 2003
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

[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

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

     From inception through October 2000, the Partnership engaged in the speculative trading of United States (U.S.) stock index futures contracts pursuant to an advisory contract with Hampton Capital Management, Inc. (Hampton). During October 2000, as a result of extreme stock market volatility and trading losses, the advisory contract with Hampton was terminated and trading was halted. Several new commodity trading advisors were subsequently selected and trading resumed in December 2000. The Partnership remains focused on trading stock index futures and options, but the new advisors also trade a diversified group of commodity, currency, and other futures and option contracts.

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

     Trading decisions are made by three independent commodity trading advisors, Ansbacher Investment Management, Inc., Clarke Capital Management, Inc. and Stratford Capital Management, Inc., collectively the "Advisors".

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

     Beacon was terminated as of July 31, 2003 and was replaced with Clarke Capital Management, Inc. effective September 1, 2003.

     Clarke Capital Management, Inc. (Clarke)
     ----------------------------------------

     Clarke is a diversified, systematic (trend-following) Advisor trading in several programs. The Partnership selected Clarke's "Millennium" program.

     The Millennium program currently trades approximately 83 domestic and international commodity interests. 24 of these are either long or short interest rate contracts reflecting interest rates in Europe, the U.S., Canada, Japan and Australia. The balance of the commodity interests followed are currencies, grains, softs, metals, meats and fuels both foreign and domestic. The number of models used in this program is 27. Unlike any of Clarke's other programs, the Millennium Program uses several very long term models among the 27 in its portfolio. These very long term models generally produce larger profits per trade, but lower profits per day than shorter models. When used in a portfolio with shorter time frame models, as is the case here, they can produce smoother overall equity curves even though these models generally give much more room to a position before exiting. Clients of the Millennium Program should be aware that there will be times when there is significant correlation among global interest rates; possibly in an adverse direction to positions held in a client's account. Clients of the Millennium Program should be aware that this factor alone, although there are others, will lead to periods of extreme volatility and possibly very large drawdowns in a client's equity.

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

(d)  Fees, Compensation and Expenses
     -------------------------------

     The Partnership pays the General Partner a monthly management fee equal to 1/6 of 1% (2% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement).

     The Partnership has advisory contracts with several trading advisors.

     Certain Advisors are paid a monthly management fee of 1/12 of 1% (1% annually) of Allocated Net Asset Value (as defined in each respective advisory contract). In addition, the Advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).

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

(j)  Available Information
     ---------------------

     The Partnership is an electronic filer with the Securities and Exchange Commission (SEC). The SEC maintains an Internet Site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The General Partner will voluntarily provide electronic or paper copies of this filing free of charge upon request.


Item 2.  Properties.

     The Partnership does not own and does not expect to own any physical properties.


Item 3.  Legal Proceedings.

     The Partnership is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of holders of Limited Partnership Units ("Units") during the fourth quarter of the fiscal year ended December 31, 2003 through the solicitation of proxies or otherwise.



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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership as of December 31, 2003 was:

           General Partner's Capital       3
           Limited Partners' Capital     483

     At the commencement of trading on November 20, 1997 there were 38 Partners holding 3,044 Units. At December 31, 2003 there were 483 Limited Partners holding 7,675 Units, and 535 Units held by the General Partner and its principals.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.


Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2003, 2002, 2001, 2000 and 1999.

                                                                2003
                                                                ----

     Realized Gains (Losses)                                $  1,655,884
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (375,278)
     Interest Income                                              99,408
     General Partner Management Fee                              205,740
     Advisor Management Fees                                      90,002
     Advisor Incentive Fees                                      178,562
     Net Income (Loss)                                           550,457
     General Partner Capital                                      66,976
     Limited Partner Capital                                   8,882,156
     Partnership Capital                                       8,949,132
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       56.67
     Net Asset Value Per Unit At
       End of Year                                              1,090.08


                                                                2002
                                                                ----

     Realized Gains (Losses)                                $  2,049,049
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         327,418
     Interest Income                                             183,974
     General Partner Management Fee                              232,242
     Advisor Management Fees                                     116,644
     Advisor Incentive Fees                                      467,596
     Net Income (Loss)                                         1,336,037
     General Partner Capital                                      63,353
     Limited Partner Capital                                  10,973,670
     Partnership Capital                                      11,037,023
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      115.07
     Net Asset Value Per Unit At
       End of Year                                              1,031.12


                                                                2001
                                                                ----

     Realized Gains (Losses)                                $  2,155,466
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (463,346)
     Interest Income                                             438,669
     General Partner Management Fee                              251,199
     Advisor Management Fees                                     126,070
     Advisor Incentive Fees                                      514,558
     Net Income (Loss)                                           865,071
     General Partner Capital                                      56,537
     Limited Partner Capital                                  11,882,135
     Partnership Capital                                      11,938,672
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       62.43
     Net Asset Value Per Unit At
       End of Year                                                920.18


                                                                2000
                                                                ----

     Realized Gains (Losses)                                $(24,145,559)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       6,842,576
     Interest Income                                           1,455,997
     General Partner Management Fee                              706,890
     Advisor Management Fees                                      10,816
     Advisor Incentive Fees                                      111,774
     Net Income (Loss)                                       (16,805,240)
     General Partner Capital                                      52,762
     Limited Partner Capital                                  12,633,367
     Partnership Capital                                      12,686,129
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (834.14)
     Net Asset Value Per Unit At
       End of Year                                                858.74


                                                                1999
                                                                ----

     Realized Gains (Losses)                                $  1,522,130
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (7,168,725)
     Interest Income                                           1,625,573
     General Partner Management Fee                              986,328
     Advisor Incentive Fee                                       293,116
     Net Income (Loss)                                        (5,439,311)
     General Partner Capital                                     101,567
     Limited Partner Capital                                  38,536,017
     Partnership Capital                                      38,637,584
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (304.83)
     Net Asset Value Per Unit At
       End of Year                                              1,652.95


     ----------------
     * Based on weighted average units outstanding during the year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Partnership's significant accounting policies are described in detail in Note 1 to the Financial Statements.

     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. swap and forward contracts which are traded in the inter-bank market).

(a)  Liquidity and Capital Resources
     -------------------------------

     Substantially all of the Partnership's assets at December 31, 2003 were in cash. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

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

(b)  Results of Operations
     ---------------------

     The Partnership's net income (loss) for each quarter of the years ended December 31, 2003 and 2002 consisted of the following:

                           1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                             2003          2003          2003          2003
                           --------      --------      --------      --------

     Gain (loss) from
       trading           $    345,035  $    (6,370)  $   (78,014)  $   769,477
     Net investment (loss)    (80,153)     (79,619)      (94,481)     (225,418)
     Net income (loss)        264,882      (85,989)     (172,495)      544,059

     Net income (loss)
       per Unit                 25.09        (8.50)       (18.38)        61.81
     Increase (decrease)
       in Net Asset Value
       per Unit                 23.10        (9.53)       (16.51)        61.90

     Net Asset Value per
       Unit at end of
       period                1,054.22     1,044.69      1,028.18      1,090.08


                           1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                             2002          2002          2002          2002
                           --------      --------      --------      --------

     Gain (loss) from
       trading           $    600,284  $ 1,099,644   $   533,953   $  (154,339)
     Net investment (loss)   (273,511)    (144,068)      (99,852)     (226,074)
     Net income (loss)        326,773      955,576       434,101      (380,413)

     Net income (loss)
       per Unit                 25.78        80.45         39.22        (35.14)
     Increase (decrease)
       in Net Asset Value
       per Unit                 25.10        80.76         39.56        (34.48)

     Net Asset Value per
       Unit at end of
       period                  945.28     1,026.04      1,065.60      1,031.12


     Due to the speculative nature of trading derivatives, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

     PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.


     Year Ended December 31, 2003
     ----------------------------

     2003 had net income of $550,457 or $56.67 per Unit. At December 31, 2003, partners' capital totaled $8,949,132, a net decrease of $2,087,891 from December 31, 2002 including capital redemptions of $2,638,348. Net Asset Value per Unit at December 31, 2003 amounted to $1,090.08 as compared to $1,031.12 at December 31, 2002, an increase of $58.96 or 5.72%.

     Fourth Quarter 2003
     -------------------

     The economy continued to grow in the fourth quarter, though at a slower pace than the third quarter. The futures markets were very volatile, with many trends underway that the traders were able to capitalize on.

     In October 2003, the Partnership had a gain of 2.98%. There were large gains in stock indexes, agricultural commodities and foreign currencies, with smaller gains in base metals. There were losses in energy and interest rates.

     In November 2003, the Partnership had a small loss of 0.36%. There were some gains related to stock indexes, foreign currencies and precious metals. However, these were offset by losses in most of the other sectors.

     In December 2003, the Partnership had a gain of 3.33%. There were gains in stock indexes and foreign currencies, with smaller gains in metals. There were some losses in agricultural commodities and energy.

     Overall, the Partnership had a total return of 6.02% for the quarter and 5.72% for the year ended December 31, 2003. The majority of the Partnership's trading gains for the fourth quarter 2003 were in foreign currencies and the largest loss was in energy.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.


Item 9A. Controls and Procedures.

     ProFutures, Inc., as General Partner of ProFutures Long/Short Growth Fund, L.P., with the participation of the General Partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the period covered by this annual report. Based on their evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Partnership identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Partnership.



                                   PART III


Item 10.  Directors and Executive Officers of the Partnership.

     The Partnership is a limited partnership and therefore does not have any directors or officers. The Partnership's General Partner, ProFutures, Inc., administers and manages the affairs of the Partnership.

     The Board of Directors of ProFutures, Inc., in its capacity as the audit committee for the Partnership, has determined that Debi B. Halbert qualifies a an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

     The Partnership has adopted a Code of Ethics that applies to the Partnership and its affiliates as well as the Executive Officers of ProFutures, Inc. The Partnership's Code of Ethics is attached hereto as an Exhibit.


Item 11.  Executive Compensation.

     As discussed above, the Partnership does not have any officers, directors or employees. The General Partner received, as compensation for its services, a monthly management fee equal to 1/6 of 1% (2 annually) of month-end Net Assets. Total management fees earned by the General Partner for 2003 aggregated $205,740.


Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General Partner exclusively manages the Partnership's affairs. As of December 31, 2003, the General Partner owned 61 Units.

(c)  Changes in Control
     ------------------

     None.


Item 13.  Certain Relationships and Related Transactions.

     See prospectus dated August 18,2000, page ii, Organizational Chart, and pages 36 - 37, Conflicts of Interest, for information concerning relationships and transactions between the General Partner, the Advisors, the Broker and the Partnership.


Item 14.  Principal Accounting Fees and Services.

     Arthur F. Bell, Jr. & Associates, L.L.C. billed the Partnership aggregate fees for services rendered to the Partnership for the last two fiscal years as follows:

                                         2003              2002
                                      ----------        ----------

          Audit Fees (1)              $   32,863        $   30,794
          Audit-Related Fees (2)      $   11,462        $   10,221
          Tax Fees (3)                $    4,001        $    5,905
          All Other Fees (4)          $    2,600        $    2,400


     (1) Audit fees relate to the annual audit, quarterly reviews, and assistance with and review of documents filed with the Securities and Exchange Commission.

     (2) Audit-Related Fees relate to the monthly recalculation of net asset value and net asset value per unit, from information provided by the General Partner, and consultation on the preparation of month-end account statements provided to each partner.

     (3) Tax Fees relate to the preparation of the U.S. Partnership and applicable state information tax returns.

     (4) All Other Fees relate to the preparation of performance records and related footnotes for the Partnership and each Advisor.

     The Board of Directors of ProFutures, Inc., in its capacity as the audit committee for the Partnership, approved all of the services described above. The audit committee has determined that the payments made to its independent accountant for non-audit services are compatible with maintaining such auditor's independence.

     The audit committee explicitly pre-approves all audit and non-audit services and all engagement fees and terms, except as otherwise permitted by regulation.



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


     14.1   Code of Ethics.

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



March 26, 2004                     By  /s/ GARY D. HALBERT
----------------------------         -----------------------------------------
Date                                 Gary D. Halbert, President and Director
                                     ProFutures, Inc.
                                     General Partner



March 26, 2004                     By  /s/ DEBI B. HALBERT
----------------------------         -----------------------------------------
Date                                 Debi B. Halbert, Chief Financial Officer,
                                       Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



March 26, 2004                     By  /s/ GARY D. HALBERT
--------------------------           -----------------------------------------
Date                                 Gary D. Halbert, President and Director
                                     ProFutures, Inc.
                                     General Partner



March 26, 2004                     By  /s/ DEBI B. HALBERT
--------------------------           -----------------------------------------
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

  Notes to Financial Statements                                     F-7 - F-11


                             INDEPENDENT AUDITOR'S REPORT


To the Partners
ProFutures Long/Short Growth Fund, L.P.


We have audited the accompanying statements of financial condition of ProFutures Long/Short Growth Fund, L.P. as of December 31, 2003 and 2002, including the December 31, 2002 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Long/Short Growth Fund, L.P. as of December 31, 2003 and 2002, and the results of its operations and the changes in its net asset values for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.



                              /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.



Hunt Valley, Maryland
January 29, 2004


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002
                                   -------------



                                                     2003            2002
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $ 9,431,077     $10,788,323
    Net option premiums (received)                   (96,000)       (199,000)
    Unrealized gain on open contracts                325,895         701,173
                                                 -----------     -----------

          Deposits with broker                     9,660,972      11,290,496

  Cash                                                 3,490          12,710
                                                 -----------     -----------

          Total assets                           $ 9,664,462     $11,303,206
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    13,775     $    17,609
  Commissions and other trading fees
    on open contracts                                  4,193          10,743
  Incentive fees payable                             158,749         153,011
  Management fees payable                             31,412          46,257
  Redemptions payable                                507,201          38,563
                                                 -----------     -----------

          Total liabilities                          715,330         266,183
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding
    at December 31, 2003 and 2002                     66,976          63,353
  Limited Partners - 8,149 and 10,643 units
    outstanding at December 31, 2003 and 2002      8,882,156      10,973,670
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                      8,949,132      11,037,023
                                                 -----------     -----------

                                                 $ 9,664,462     $11,303,206
                                                 ===========     ===========


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2003
                                  ------------



LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
    Description                                          Value   Asset Value
    -----------                                          -----   -----------

    Agricultural                                       $  27,330     0.30 %
    Currency                                             201,070     2.25 %
    Energy                                                 8,020     0.09 %
    Interest rate                                          5,830     0.07 %
    Metal                                                 73,905     0.82 %
                                                       ---------    -------

    Total long futures contracts                       $ 316,155     3.53 %
                                                       ---------    -------

SHORT FUTURES CONTRACTS
-----------------------

                                                                  % of Net
    Description                                          Value   Asset Value
    -----------                                          -----   -----------

    Agricultural                                       $  (1,260)   (0.01)%
                                                       ---------    -------

    Total short futures contracts                      $  (1,260)   (0.01)%
                                                       ---------    -------

    Total futures contracts                            $ 314,895     3.52 %
                                                       =========    =======

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                                                                  % of Net
    Description                                          Value   Asset Value
    -----------                                          -----   -----------

    Stock index options                                $ (85,000)   (0.95)%
                                                       ---------    =======

    Total written options on futures contracts
      (premiums received - $96,000)                    $ (85,000)   (0.95)%
                                                       =========    =======


                            See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2003, 2002 and 2001
                                   -------------



                                        2003            2002           2001
                                        ----            ----           ----
TRADING GAINS (LOSSES)
  Gain (loss) from trading
    Realized                        $  1,655,884   $  2,049,049   $  2,155,466
    Change in unrealized                (375,278)       327,418       (463,346)
    Brokerage commissions               (250,478)      (296,925)      (254,563)
                                    ------------   ------------   ------------

          Total trading gains          1,030,128      2,079,542      1,437,557

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                       99,408        183,974        438,669
                                    ------------   ------------   ------------

  Expenses
    Incentive fees                       178,562        467,596        514,558
    Management fees                      295,742        348,886        377,269
    Operating expenses                   104,775        110,997        119,328
                                    ------------   ------------   ------------

          Total expenses                 579,079        927,479      1,011,155
                                    ------------   ------------   ------------

          Net investment (loss)         (479,671)      (743,505)      (572,486)
                                    ------------   ------------   ------------

          NET INCOME                $    550,457   $  1,336,037   $    865,071
                                    ============   ============   ============

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
   (based on weighted average
   number of units outstanding
   during the year of 9,713,
   11,611 and 13,857, respectively) $      56.67   $     115.07   $      62.43
                                    ============   ============   ============

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                      $      58.96   $     110.94   $      61.44
                                    ============   ============   ============


                              See accompanying notes.

                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2003, 2002 and 2001
                                    -------------



                               Total            Partners' Capital
                             Number of  ------------------------------------
                               Units     General     Limited       Total
                             ---------   -------     -------       -----

Balances at
  December 31, 2000           14,773    $ 52,762  $ 12,633,367  $ 12,686,129

Net income for the year
  ended December 31, 2001                  3,775       861,296       865,071

Redemptions                   (1,799)          0    (1,612,528)   (1,612,528)
                              ------    --------  ------------  ------------

Balances at
  December 31, 2001           12,974      56,537    11,882,135    11,938,672

Net income for the year
  ended December 31, 2002                  6,816     1,329,221     1,336,037

Redemptions                   (2,270)          0    (2,237,686)   (2,237,686)
                              ------    --------  ------------  ------------

Balances at
  December 31, 2002           10,704      63,353    10,973,670    11,037,023

Net income for the year
  ended December 31, 2003                  3,623       546,834       550,457

Redemptions                   (2,494)          0    (2,638,348)   (2,638,348)
                              ------    --------  ------------  ------------

Balances at
  December 31, 2003            8,210    $ 66,976  $  8,882,156  $  8,949,132
                              ======    ========  ============  ============



                                      Net Asset Value Per Unit
                                      ------------------------
                                            December 31,
                                    2003        2002        2001
                                    ----        ----        ----

                                  $1,090.08   $1,031.12   $  920.18
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

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At December 31, 2003, the capital accounts of the General Partner and/or its principals and affiliates totaled $583,537.

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



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         The Partnership pays the General Partner a monthly management fee equal to 1/6 of 1% (2% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement).

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2003, 2002 and 2001 were $205,740, $232,242 and $251,199, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2003 and 2002 were $15,787 and $18,490, respectively.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees equal to 1% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with ABN to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.

         At December 31, 2003 and 2002, the initial margin requirement of $1,822,556 and $2,393,246, respectively, is satisfied by the deposits with such broker.

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At December 31, 2003, the latest maturity date for open contracts is June 2004.

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


                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                               2003        2002        2003
                                               ----        ----        ----
         Per Unit Performance
         (for a unit outstanding throughout
          the entire year)
         ----------------------------------

         Net asset value per unit at
           beginning of year                 $1,031.12   $  920.18   $  858.74
                                             ---------   ---------   ---------

         Income (loss) from operations:
            Total trading gains (1)             108.34      174.97      102.75
            Net investment (loss) (1)           (49.38)     (64.03)     (41.31)
                                             ---------   ---------   ---------

                Total income from operations     58.96      110.94       61.44
                                             ---------   ---------   ---------

         Net asset value per unit at
           end of year                       $1,090.08   $1,031.12   $  920.18
                                             =========   =========   =========

         Total Return                           5.72 %     12.06 %      7.15 %
                                               =======     =======     =======

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to incentive fees    3.98 %      4.03 %      4.00 %
            Incentive fees                      1.78 %      4.10 %      4.14 %
                                               -------     -------     -------

                Total expenses                  5.76 %      8.13 %      8.14 %
                                               =======     =======     =======

            Net investment (loss) (2)          (3.00)%     (2.42)%     (0.47)%
                                               =======     =======     =======


         Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

         ---------------
         (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the year. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.
         (2)  Excludes incentive fees.


                                    EXHIBIT 14.1
                                   CODE OF ETHICS
                                   --------------



This Code of Ethics (the "Code") covers the ProFutures companies, including ProFutures, Inc., ProFutures Financial Group, Inc., ProFutures Capital Management, Inc., as well as the public funds offered, including ProFutures Diversified Fund, L.P., Alternative Asset Growth Fund, L.P. and ProFutures Long/Short Growth Fund, L.P. Collectively they will be referred to as "ProFutures". It applies to the Executive Officers (the "Covered Officers") of ProFutures for the purpose of promoting:

     Honest and ethical conduct, which includes the ethical handling of conflicts of interest between personal and professional relationships;

     Full, fair, accurate and timely disclosure in reports and documents that ProFutures files with, or submits to the Securities and Exchange Commission and in other public communications made by ProFutures;

     Compliance with applicable laws and governmental rules and regulations;

     Prompt internal reporting of violations of the Code to appropriate personnel; and

     Accountability for adherence to the Code.

Covered Officers should follow a high standard of business ethics and should be sensitive to situations that may be potential conflicts of interest.

A conflict of interest occurs when a Covered Officer's private interest interferes with the interests of the Fund. Each Covered Officer must not:

     Use his/her personal influence or personal relationships improperly to influence investment decisions or financial reporting by ProFutures whereby the Covered Officer would benefit personally (directly or indirectly) to the detriment of ProFutures;

     Cause ProFutures to take action or fail to take action, for the individual personal benefit of the Covered Officer, rather than the benefit of ProFutures;

     Use material non-public knowledge of portfolio transactions made or contemplated for any Funds to trade personally or have others trade in anticipation of the market effect of such transactions.

Each Covered Officer should become familiar with this Code, and any questions with any of the provisions should be directed to the Board of Directors, the Compliance Officer, or legal counsel. In addition, each Covered Officer:

     Must affirm in writing that he/she has read and understands the Code;

     Must annually thereafter affirm to the Board that he/she has complied with the requirements of the Code;

     Must not retaliate against any other Covered Officer, other officer, or employee of ProFutures for reports of potential violations made in good faith;

     Must notify the Board of Directors, the Compliance Officer, or legal counsel promptly if he/she knows or suspects of any violation of this Code.

All reports and records for this Code will be considered confidential. The Code is intended solely for internal use by ProFutures, and does not constitute an admission, by or on behalf of ProFutures, as to any fact, circumstance or legal conclusion.



                                    EXHIBIT 31.01
                                    CERTIFICATION
                                    -------------



I, Gary D. Halbert, certify that:

1. I have reviewed this report on Form 10-K of ProFutures Long/Short Growth Fund, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  March 26, 2004
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner



                                    EXHIBIT 31.02
                                    CERTIFICATION
                                    -------------



I, Debi B. Halbert, certify that:

1. I have reviewed this report on Form 10-K of ProFutures Long/Short Long/Short Growth Fund, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  March 26, 2004
       ----------------------------------


/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                    EXHIBIT 32.01
                                    CERTIFICATION
                                    -------------



I, Gary D. Halbert, the President of ProFutures, Inc., as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2003 of ProFutures Long/Short Growth Fund, L.P.
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., general partner



                                      By:  /s/ Gary D. Halbert
                                           ----------------------------------
                                           Gary D. Halbert
                                           President
                                           March 26, 2004



                                    EXHIBIT 32.02
                                    CERTIFICATION
                                    -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as general partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2003 of ProFutures Long/Short Growth
Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., general partner



                                      By:  /s/ Debi B. Halbert
                                           ----------------------------------
                                           Debi B. Halbert
                                           Chief Financial Officer
                                           March 26, 2004