Form 10-Q
period 2004-03-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2004-05-13
CIK 1045702

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2004.

                                  Very truly yours,

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

         X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the Quarter Ended March 31, 2004
                            --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
            March 31, 2004 (Unaudited) and December 31, 2003 (Audited)
                                   -------------



                                                   March 31,     December 31,
                                                     2004            2003
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $ 8,398,539     $ 9,431,077
    Net option premiums (received)                  (113,000)        (96,000)
    Unrealized gain on open contracts                419,280         325,895
                                                 -----------     -----------

          Deposits with broker                     8,704,819       9,660,972

  Cash (deficit)                                        (393)          3,490
                                                 -----------     -----------

          Total assets                           $ 8,704,426     $ 9,664,462
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    13,785     $    13,775
  Commissions and other trading fees
    on open contracts                                  5,881           4,193
  Incentive fees payable                              93,124         158,749
  Management fees payable                             26,985          31,412
  Redemptions payable                                 41,902         507,201
                                                 -----------     -----------

          Total liabilities                          181,677         715,330
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    March 31, 2004 and December 31, 2003              68,210          66,976
  Limited Partners - 7,616 and 8,149 units
    outstanding at March 31, 2004 and
    December 31, 2003                              8,454,539       8,882,156
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                      8,522,749       8,949,132
                                                 -----------     -----------

                                                 $ 8,704,426     $ 9,664,462
                                                 ===========     ===========


                              See accompanying notes.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
            March 31, 2004 (Unaudited) and December 31, 2003 (Audited)
                                    -----------



                                       March 31, 2004      December 31, 2003
                                     ------------------   -------------------

                                                % of                 % of
                                              Net Asset            Net Asset
    Description                        Value    Value       Value    Value
    -----------                        -----  ---------     -----  ---------

LONG FUTURES CONTRACTS
----------------------

    Agricultural                     $152,920    1.79 %   $ 27,330    0.30 %
    Currency                           14,962    0.18 %    201,070    2.25 %
    Energy                               (909)  (0.01)%      8,020    0.09 %
    Interest rate                      99,546    1.17 %      5,830    0.07 %
    Metal                             122,285    1.43 %     73,905    0.82 %
    Stock index                        38,904    0.46 %          0    0.00 %
                                     --------   -------   --------   -------

    Total long futures contracts     $427,708    5.02 %   $316,155    3.53 %
                                     --------   -------   --------   -------

SHORT FUTURES CONTRACTS
-----------------------

    Agricultural                     $(33,543)  (0.39)%   $ (1,260)  (0.01)%
    Interest rate                      (8,347)  (0.10)%          0    0.00 %
                                     --------   -------   --------   -------

    Total short futures contracts    $(41,890)  (0.49)%   $ (1,260)  (0.01)%
                                     --------   -------   --------   -------

    Total futures contracts          $385,818    4.53 %   $314,895    3.52 %
                                     ========   =======   ========   =======

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

    Stock Index Options              $(79,538)  (0.93)%   $(85,000)  (0.95)%
                                     --------   -------   --------   -------
    Total written options on
      futures contracts (premiums
      received - $113,000 and
      $96,000, respectively)         $(79,538)  (0.93)%   $(85,000)  (0.95)%
                                     ========   =======   ========   =======


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31, 2004 and 2003
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                          March 31,
                                                    2004            2003
                                                    ----            ----
TRADING GAINS (LOSSES)
  Gain (loss) from trading
    Realized                                    $    284,608    $  1,192,525
    Change in unrealized                              93,385        (767,787)
    Brokerage commissions                            (57,208)        (79,703)
                                                ------------    ------------

          Total trading gains                        320,785         345,035
                                                ------------    ------------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                   16,749          30,789
                                                ------------    ------------

  Expenses
    Incentive fees                                    93,124               0
    Management fees                                   56,501          86,379
    Operating expenses                                33,695          24,563
                                                ------------    ------------

          Total expenses                             183,320         110,942
                                                ------------    ------------

          Net investment (loss)                     (166,571)        (80,153)
                                                ------------    ------------

          NET INCOME                            $    154,214    $    264,882
                                                ============    ============

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    8,025 and 10,556, respectively)             $      19.22    $      25.09
                                                ============    ============

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $      20.09    $      23.10
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Three Months Ended March 31, 2004 and 2003
                                    (Unaudited)
                                   -------------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                            ---------   --------  -----------  -----------

Balances at
   December 31, 2003           8,210    $ 66,976  $ 8,882,156  $ 8,949,132

Net income for the
  three months ended
  March 31, 2004                           1,234      152,980      154,214

Redemptions                     (533)          0     (580,597)    (580,597)
                              ------    --------  -----------  -----------

Balances at
   March 31, 2004              7,677    $ 68,210  $ 8,454,539  $ 8,522,749
                              ======    ========  ===========  ===========


Balances at
   December 31, 2002          10,704    $ 63,353  $10,973,670  $11,037,023

Net income for the
  three months ended
  March 31, 2003                           1,420      263,462      264,882

Redemptions                     (361)          0     (398,419)    (398,419)
                              ------    --------  -----------  -----------

Balances at
   March 31, 2003             10,343    $ 64,773  $10,838,713  $10,903,486
                              ======    ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2002                       $  1,031.12
                                          ===========
  March 31, 2003                          $  1,054.22
                                          ===========
  December 31, 2003                       $  1,090.08
                                          ===========
  March 31, 2004                          $  1,110.17
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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2004, and the results of operations for the three months ended March 31, 2004 and 2003.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At March 31, 2004 and December 31, 2003, the capital accounts of the General Partner and/or its principals and affiliates totaled $582,774 and $583,537, respectively.

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

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2004 and 2003 were $43,814 and $57,574, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2004 and December 31, 2003 were $14,298 and $15,787, respectively.

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

         At March 31, 2004 and December 31, 2003, the initial margin requirement of $2,049,499 and $1,822,556, respectively, is satisfied by the deposits with such broker.

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At March 31, 2004, the latest maturity date for open contracts is September 2004.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                  -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended
         March 31, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            March 31,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,090.08     $1,031.12
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (1)                       40.85         30.69
           Net investment (loss) (1)                    (20.76)        (7.59)
                                                     ---------     ---------

               Total income from operations              20.09         23.10
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,110.17     $1,054.22
                                                     =========     =========

           Total Return (3)                               1.84 %        2.24 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value:
             Expenses prior to incentive fees (4)         4.22 %        3.91 %
             Incentive fees (3)                           1.09 %        0.00 %
                                                        -------       -------

               Total expenses                             5.31 %        3.91 %
                                                        =======       =======

             Net investment (loss) (2), (4)              (3.43)%       (2.82)%
                                                        =======       =======


          Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.


           --------------------
          (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
          (2)  Excludes incentive fees.
          (3)  Not annualized.
          (4)  Annualized.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Critical Accounting Policies
         ----------------------------

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

         The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g., swap and forward contracts which are traded in the inter-bank market).

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

     C. RESULTS OF OPERATIONS: The Partnership's net income for the three months ended March 31, 2004 and 2003 consisted of the following:

                                                        2004          2003
                                                        ----          ----

              Three months ended March 31            $  154,214    $  264,882
                                                     ==========    ==========


         At March 31, 2004, partners' capital totaled $8,522,749, a net decrease of $426,383 from December 31, 2003, due to redemptions of limited partner units exceeding net income for the three months ended March 31, 2004.

         At March 31, 2003, partners' capital totaled $10,903,486, a net decrease of $133,537 from December 31, 2002, due to redemptions of limited partner units exceeding net income for the three months ended March 31, 2003.

         First Quarter 2004
         ------------------

         The economy continued to improve in the first quarter of 2004, and most economic news was positive. The futures markets continued to be volatile, especially energy and currencies.

         The Partnership had a loss of 1.79% in January 2004. There were gains in stock indexes, metals and energy. These were offset by losses in agricultural commodities, foreign currencies and interest rates.

         The Partnership had a gain of 1.92% in February 2004. There were large gains in stock indexes, with smaller gains in interest rates, metals, energy and grains. There were some losses in agricultural commodities and foreign currencies.

         The Partnership had a gain of 1.75% in March 2004. There were gains in metals, interest rates and equities, with smaller gains in certain agricultural commodities. There were some losses in energy and foreign currencies.

         Overall, the Partnership ended the quarter with a total return of 1.84%. The majority of the trading gains were in equities and metals and the largest loss was in foreign currencies.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.


Item 4.  Controls and Procedures

         ProFutures, Inc., as General Partner of ProFutures Long/Short Growth Fund, L.P., with the participation of the General Partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on their evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Partnership identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Partnership.


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



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                  (Registrant)



May 11, 2004                      By /s/ GARY D. HALBERT
------------------------            -----------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner



May 11, 2004                      By /s/ DEBI B. HALBERT
------------------------            -----------------------------------------
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



Date:  May 11, 2004
       ----------------------------------



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



Date:  May 11, 2004
       ----------------------------------


/s/ DEBI B. HALBERT
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                    EXHIBIT 32.01
                                    CERTIFICATION
                                    -------------



I, Gary D. Halbert, the President of ProFutures, Inc., as General Partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2004 of ProFutures Long/Short Growth Fund, L.P.
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ GARY D. HALBERT
                                           ----------------------------------
                                           Gary D. Halbert
                                           President
                                           May 11, 2004



                                    EXHIBIT 32.02
                                    CERTIFICATION
                                    -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as General Partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2004 of ProFutures Long/Short Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ DEBI B. HALBERT
                                           ----------------------------------
                                           Debi B. Halbert
                                           Chief Financial Officer
                                           May 11, 2004