Form 10-Q
period 2004-06-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2004-08-13
CIK 1045702

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2004.

                                  Very truly yours,

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

         X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                   For the Quarter Ended June 30, 2004
                            --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
            June 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                                   -------------



                                                   June 30,      December 31,
                                                     2004            2003
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $ 7,954,358     $ 9,431,077
    Net option premiums (received)                  (116,350)        (96,000)
    Unrealized gain (loss) on open contracts          (1,464)        325,895
                                                 -----------     -----------

          Deposits with broker                     7,836,544       9,660,972

  Cash                                                 2,861           3,490
                                                 -----------     -----------

          Total assets                           $ 7,839,405     $ 9,664,462
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    11,549     $    13,775
  Commissions and other trading fees
    on open contracts                                  6,479           4,193
  Incentive fees payable                              46,623         158,749
  Management fees payable                             26,148          31,412
  Redemptions payable                                140,254         507,201
                                                 -----------     -----------

          Total liabilities                          231,053         715,330
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    June 30, 2004 and December 31, 2003               63,123          66,976
  Limited Partners - 7,345 and 8,149 units
    outstanding at June 30, 2004 and
    December 31, 2003                              7,545,229       8,882,156
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                      7,608,352       8,949,132
                                                 -----------     -----------

                                                 $ 7,839,405     $ 9,664,462
                                                 ===========     ===========


                              See accompanying notes.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
            June 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                                    -----------



                                        June 30, 2004      December 31, 2003
                                     ------------------   -------------------

                                                % of                 % of
                                              Net Asset            Net Asset
    Description                        Value    Value       Value    Value
    -----------                        -----  ---------     -----  ---------

LONG FUTURES CONTRACTS
----------------------

    Agricultural                     $(25,282)  (0.33)%   $ 27,330    0.30 %
    Currency                          (19,135)  (0.25)%    201,070    2.25 %
    Energy                            (10,886)  (0.15)%      8,020    0.09 %
    Interest rate                      (5,889)  (0.08)%      5,830    0.07 %
    Metal                             (33,640)  (0.44)%     73,905    0.82 %
    Stock index                        30,221    0.40 %          0    0.00 %
                                     --------   -------   --------   -------

    Total long futures contracts     $(64,611)  (0.85)%   $316,155    3.53 %
                                     --------   -------   --------   -------

SHORT FUTURES CONTRACTS
-----------------------

    Agricultural                     $ 34,520    0.46 %   $ (1,260)  (0.01)%
    Currency                              975    0.01 %          0    0.00 %
    Interest rate                     (15,226)  (0.20)%          0    0.00 %
    Metal                               7,777    0.10 %          0    0.00 %
    Stock index                           164    0.00 %          0    0.00 %
                                     --------   -------   --------   -------

    Total short futures contracts    $ 28,210    0.37 %   $ (1,260)  (0.01)%
                                     --------   -------   --------   -------

    Total futures contracts          $(36,401)  (0.48)%   $314,895    3.52 %
                                     ========   =======   ========   =======

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

    Interest rate options            $(60,125)  (0.79)%   $      0    0.00 %
    Stock index options               (21,288)  (0.28)%    (85,000)  (0.95)%
                                     --------   -------   --------   -------
    Total written options on
      futures contracts (premiums
      received - $116,350 and
      $96,000, respectively)         $(81,413)  (1.07)%   $(85,000)  (0.95)%
                                     ========   =======   ========   =======


                              See accompanying notes.



                       PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                              STATEMENTS OF OPERATIONS
                 For the Three Months Ended June 30, 2004 and 2003
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                          June 30,
                                                    2004            2003
                                                    ----            ----
TRADING GAINS (LOSSES)
  Gain (loss) from trading
    Realized                                    $    (41,347)   $    222,534
    Change in unrealized                            (420,744)       (155,000)
    Brokerage commissions                            (69,957)        (73,904)
                                                ------------    ------------

          Total trading (losses)                    (532,048)         (6,370)
                                                ------------    ------------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                   26,050          27,051
                                                ------------    ------------

  Expenses
    Incentive fees                                    46,623               0
    Management fees                                   53,040          80,196
    Operating expenses                                26,880          26,474
                                                ------------    ------------

          Total expenses                             126,543         106,670
                                                ------------    ------------

          Net investment (loss)                     (100,493)        (79,619)
                                                ------------    ------------

          NET (LOSS)                            $   (632,541)   $    (85,989)
                                                ============    ============

NET (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    7,594 and 10,113, respectively)             $     (83.29)   $      (8.50)
                                                ============    ============

(DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT          $     (82.80)   $      (9.53)
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
                  For the Six Months Ended June 30, 2004 and 2003
                                    (Unaudited)
                                    -----------



                                                      Six months ended
                                                          June 30,
                                                    2004            2003
                                                    ----            ----
TRADING GAINS (LOSSES)
  Gain (loss) from trading
    Realized                                    $    243,261    $  1,415,059
    Change in unrealized                            (327,359)       (922,787)
    Brokerage commissions                           (127,165)       (153,607)
                                                ------------    ------------

          Total trading gains (losses)              (211,263)        338,665
                                                ------------    ------------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                   42,799          57,840
                                                ------------    ------------

  Expenses
    Incentive fees                                   139,747               0
    Management fees                                  109,541         166,575
    Operating expenses                                60,575          51,037
                                                ------------    ------------

          Total expenses                             309,863         217,612
                                                ------------    ------------

          Net investment (loss)                     (267,064)       (159,772)
                                                ------------    ------------

          NET INCOME (LOSS)                     $   (478,327)   $    178,893
                                                ============    ============

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    7,809 and 10,335, respectively)             $     (61.25)   $      17.31
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT          $     (62.71)   $      13.57
                                                ============    ============


                              See accompanying notes.



                       PROFUTURES LONG/SHORT GROWTH FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2004 and 2003
                                    (Unaudited)
                                   -------------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                            ---------   --------  -----------  -----------

Balances at
   December 31, 2003           8,210    $ 66,976  $ 8,882,156  $ 8,949,132

Net (loss) for the
  six months ended
  June 30, 2004                           (3,853)    (474,474)    (478,327)

Redemptions                     (804)          0     (862,453)    (862,453)
                              ------    --------  -----------  -----------

Balances at
   June 30, 2004               7,406    $ 63,123  $ 7,545,229  $ 7,608,352
                              ======    ========  ===========  ===========

Balances at
   December 31, 2002          10,704    $ 63,353  $10,973,670  $11,037,023

Net income for the
  six months ended
  June 30, 2003                              834      178,059      178,893

Redemptions                   (1,012)          0   (1,090,464)  (1,090,464)
                              ------    --------  -----------  -----------

Balances at
   June 30, 2003               9,692    $ 64,187  $10,061,265  $10,125,452
                              ======    ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2002                       $  1,031.12
                                          ===========
  June 30, 2003                           $  1,044.69
                                          ===========
  December 31, 2003                       $  1,090.08
                                          ===========
  June 30, 2004                           $  1,027.37
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

         H.  Interim Financial Statements

             In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and 2003.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At June 30, 2004 and December 31, 2003, the capital accounts of the General Partner and/or its principals and affiliates totaled $539,309 and $583,537, respectively.

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

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2004 and 2003 were $83,643 and $111,040, respectively. Such management fees earned for the three months ended June 30, 2004 and 2003 were $39,828 and $53,466, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2004 and December 31, 2003 were $12,936 and $15,787, respectively.

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

         At June 30, 2004 and December 31, 2003, the initial margin requirement of $2,096,142 and $1,822,556, respectively, is satisfied by the deposit of cash with such broker.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                  -------------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

         The Partnership engages in the speculative trading of U.S. and foreign futures contracts and options on futures contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At June 30, 2004, the latest maturity date for open contracts is June 2005.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                  -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            June 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,110.17     $1,054.22
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading (losses) (1)                   (69.57)        (1.66)
           Net investment (loss) (1)                    (13.23)        (7.87)
                                                     ---------     ---------

               Total (loss) from operations             (82.80)        (9.53)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,027.37     $1,044.69
                                                     =========     =========

           Total Return (3)                              (7.46)%       (0.90)%
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value:
             Expenses prior to incentive fees (4)         4.07 %        4.09 %
             Incentive fees (3)                           0.59 %        0.00 %
                                                        -------       -------

               Total expenses                             4.66 %        4.09 %
                                                        =======       =======

             Net investment (loss) (2), (4)              (2.74)%       (3.05)%
                                                        =======       =======


                                                        Six months ended
                                                            June 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,090.08     $1,031.12
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (losses) (1)             (28.51)        29.03
           Net investment (loss) (1)                    (34.20)       (15.46)
                                                     ---------     ---------

               Total income (loss) from operations      (62.71)        13.57
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,027.37     $1,044.69
                                                     =========     =========

           Total Return (3)                              (5.75)%        1.32 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value:
             Expenses prior to incentive fees (4)         4.15 %        3.99 %
             Incentive fees (3)                           1.70 %        0.00 %
                                                        -------       -------

               Total expenses                             5.85 %        3.99 %
                                                        =======       =======

             Net investment (loss) (2), (4)              (3.10)%       (2.93)%
                                                        =======       =======


          Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.


           --------------------
          (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains (losses)is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains (losses) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
          (2)  Excludes incentive fees.
          (3)  Not annualized.
          (4)  Annualized.



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

     C. RESULTS OF OPERATIONS: The Partnership's net income for the six months ended June 30, 2004 and 2003 consisted of the following:

                                                        2004          2003
                                                        ----          ----

              Three months ended March 31            $  154,214    $  264,882
              Three months ended June 30               (632,541)      (85,989)
                                                     ----------    ----------

                     Six months ended June 30        $ (478,327)   $  178,893
                                                     ==========    ==========


         At June 30, 2004, partners' capital totaled $7,608,352, a net decrease of $1,340,780 from December 31, 2003, due to redemptions of limited partner units and a net loss for the six months ended ended June 30, 2004.

         At June 30, 2003, partners' capital totaled $10,125,452, a net decrease of $911,571 from December 31, 2002, due to redemptions of limited partner units exceeding net income for the six months ended June 30, 2003.

         Second Quarter 2004
         -------------------

         The economic recovery continued in the second quarter of 2004, and most economic news was positive, though there was a little slowdown in June. The futures markets were again volatile, especially in energy, interest rates and currencies.

         The Partnership had a loss of 5.63% in April. There were gains in interest rates, equities and energy. However, these were offset by losses in metals, foreign currencies and agriculture.

         The Partnership had a gain of 1.80% in May. There were gains in energy, interest rates and metals. There were losses in agriculture, equities and foreign currencies. Clarke Capital had a stellar month, up nearly 9%, which was partially offset by losses from Meyer Capital.

         The Partnership had a loss of 3.67% in June. There were losses in all sectors except equities. The largest losses were in foreign currencies and energy.

         Overall, the Partnership's total return was (7.46)% for the quarter and (5.75)% for the six months ended June 30, 2004. The majority of the Partnership's trading gains were in the energy sector and the largest loss was in agricultural commodities.

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



August 10, 2004                   By /s/ GARY D. HALBERT
------------------------            -----------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner



August 10, 2004                   By /s/ DEBI B. HALBERT
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



Date: August 10, 2004
       ----------------------------------



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



Date: August 10, 2004
       ----------------------------------


/s/ DEBI B. HALBERT
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                    EXHIBIT 32.01
                                    CERTIFICATION
                                    -------------



I, Gary D. Halbert, the President of ProFutures, Inc., as General Partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2004 of ProFutures Long/Short Growth Fund, L.P.
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ GARY D. HALBERT
                                           ----------------------------------
                                           Gary D. Halbert
                                           President
                                           August 10, 2004



                                    EXHIBIT 32.02
                                    CERTIFICATION
                                    -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as General Partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2004 of ProFutures Long/Short Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ DEBI B. HALBERT
                                           ----------------------------------
                                           Debi B. Halbert
                                           Chief Financial Officer
                                           August 10, 2004