Form 10-Q
period 2004-09-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2004-11-15
CIK 1045702

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Long/Short Growth Fund, L.P.
           Commission File Number 0-25585

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2004.

                                  Very truly yours,

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

         X  Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                For the Quarter Ended September 30, 2004
                            --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         STATEMENTS OF FINANCIAL CONDITION
          September 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                                   -------------



                                                 September 30,   December 31,
                                                     2004            2003
                                                     ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                         $ 7,057,240     $ 9,431,077
    Net option premiums (received)                   (39,162)        (96,000)
    Unrealized gain on open contracts                811,700         325,895
                                                 -----------     -----------

          Deposits with broker                     7,829,778       9,660,972

  Cash                                                 3,277           3,490
                                                 -----------     -----------

          Total assets                           $ 7,833,055     $ 9,664,462
                                                 ===========     ===========

LIABILITIES
  Accounts payable                               $    16,629     $    13,775
  Commissions and other trading fees
    on open contracts                                  7,312           4,193
  Incentive fees payable                              57,218         158,749
  Management fees payable                             25,593          31,412
  Redemptions payable                                226,756         507,201
                                                 -----------     -----------

          Total liabilities                          333,508         715,330
                                                 -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding at
    September 30, 2004 and December 31, 2003          66,327          66,976
  Limited Partners - 6,886 and 8,149 units
    outstanding at September 30, 2004 and
    December 31, 2003                              7,433,220       8,882,156
                                                 -----------     -----------

          Total partners' capital
            (Net Asset Value)                      7,499,547       8,949,132
                                                 -----------     -----------

                                                 $ 7,833,055     $ 9,664,462
                                                 ===========     ===========


                              See accompanying notes.



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                        CONDENSED SCHEDULES OF INVESTMENTS
          September 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                                    -----------



                                     September 30, 2004    December 31, 2003
                                     ------------------   -------------------

                                                % of                 % of
                                              Net Asset            Net Asset
    Description                        Value    Value       Value    Value
    -----------                        -----  ---------     -----  ---------

LONG FUTURES CONTRACTS
----------------------

    Agricultural                     $ 19,288    0.26 %   $ 27,330    0.30 %
    Currency                          115,171    1.54 %    201,070    2.25 %
    Energy                            234,270    3.12 %      8,020    0.09 %
    Interest rate                      36,317    0.49 %      5,830    0.07 %
    Metal                             318,780    4.25 %     73,905    0.82 %
    Stock index                       (18,508)  (0.25)%          0    0.00 %
                                     --------   -------   --------   -------

    Total long futures contracts     $705,318    9.41 %   $316,155    3.53 %
                                     --------   -------   --------   -------

SHORT FUTURES CONTRACTS
-----------------------

    Agricultural                     $ 86,583    1.15 %   $ (1,260)  (0.01)%
    Currency                              (25)   0.00 %          0    0.00 %
                                     --------   -------   --------   -------

    Total short futures contracts    $ 86,558    1.15 %   $ (1,260)  (0.01)%
                                     --------   -------   --------   -------

    Total futures contracts          $791,876   10.56 %   $314,895    3.52 %
                                     ========   =======   ========   =======

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

    Stock index options
      (premiums received of $39,162
      and $96,000, respectively)     $(19,338)  (0.26)%   $(85,000)  (0.95)%
                                     ========   =======   ========   =======


                              See accompanying notes.



                       PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                              STATEMENTS OF OPERATIONS
               For the Three Months Ended September 30, 2004 and 2003
                                    (Unaudited)
                                   -------------



                                                     Three months ended
                                                        September 30,
                                                    2004            2003
                                                    ----            ----
TRADING GAINS (LOSSES)
  Realized                                      $   (286,323)   $   (400,216)
  Change in unrealized                               813,164         376,419
  Brokerage commissions                              (50,142)        (54,217)
                                                ------------    ------------

          Total trading gains (losses)               476,699         (78,014)
                                                ------------    ------------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                   28,537          21,134
                                                ------------    ------------

  Expenses
    Incentive fees                                    57,218          19,813
    Management fees                                   50,581          66,471
    Operating expenses                                26,835          29,331
                                                ------------    ------------

          Total expenses                             134,634         115,615
                                                ------------    ------------

          Net investment (loss)                     (106,097)        (94,481)
                                                ------------    ------------

          NET INCOME (LOSS)                     $    370,602    $   (172,495)
                                                ============    ============

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    7,284 and 9,383, respectively)              $      50.88    $     (18.38)
                                                ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT          $      52.14    $     (16.51)
                                                ============    ============


                              See accompanying notes.



                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                             STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2004 and 2003
                                    (Unaudited)
                                    -----------



                                                      Nine months ended
                                                        September 30,
                                                    2004            2003
                                                    ----            ----
TRADING GAINS (LOSSES)
  Realized                                      $    (43,062)   $  1,014,843
  Change in unrealized                               485,805        (546,368)
  Brokerage commissions                             (177,307)       (207,824)
                                                ------------    ------------

          Total trading gains                        265,436         260,651
                                                ------------    ------------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                   71,336          78,974
                                                ------------    ------------

  Expenses
    Incentive fees                                   196,965          19,813
    Management fees                                  160,123         233,046
    Operating expenses                                87,409          80,368
                                                ------------    ------------

          Total expenses                             444,497         333,227
                                                ------------    ------------

          Net investment (loss)                     (373,161)       (254,253)
                                                ------------    ------------

          NET INCOME (LOSS)                     $   (107,725)   $      6,398
                                                ============    ============

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    7,634 and 10,017, respectively)             $     (14.11)   $       0.64
                                                ============    ============

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $     (10.57)   $      (2.94)
                                                ============    ============


                              See accompanying notes.



                       PROFUTURES LONG/SHORT GROWTH FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2004 and 2003
                                    (Unaudited)
                                   -------------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                            ---------   --------  -----------  -----------

Balances at
   December 31, 2003           8,210    $ 66,976  $ 8,882,156  $ 8,949,132

Net (loss) for the
  nine months ended
  September 30, 2004                        (649)    (107,076)    (107,725)

Redemptions                   (1,263)          0   (1,341,860)  (1,341,860)
                              ------    --------  -----------  -----------

Balances at
   September 30, 2004          6,947    $ 66,327  $ 7,433,220  $ 7,499,547
                              ======    ========  ===========  ===========

Balances at
   December 31, 2002          10,704    $ 63,353  $10,973,670  $11,037,023

Net income (loss) for the
  nine months ended
  September 30, 2003                        (180)       6,578        6,398

Redemptions                   (1,781)          0   (1,868,628)  (1,868,628)
                              ------    --------  -----------  -----------

Balances at
   September 30, 2003          8,923    $ 63,173  $ 9,111,620  $ 9,174,793
                              ======    ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2002                       $  1,031.12
                                          ===========
  September 30, 2003                      $  1,028.18
                                          ===========
  December 31, 2003                       $  1,090.08
                                          ===========
  September 30, 2004                      $  1,079.51
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

         H.  Interim Financial Statements

             In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At September 30, 2004 and December 31, 2003, the capital accounts of the General Partner and/or its affiliates totaled $566,679 and $583,537, respectively.

         The Limited Partnership Agreement was amended effective February 16, 1999 and generally requires that the General Partner maintain a net worth of up to $1,000,000. ProFutures, Inc. has a callable stock subscription agreement with ABN AMRO Incorporated (ABN), the Partnership's broker, whereby ABN has subscribed to purchase (up to $7,000,000 subject to the conditions set forth in the subscription agreement as amended effective May 20, 2002) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.



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

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2004 and 2003 were $121,530 and $158,669, respectively. Such management fees earned for the three months ended September 30, 2004 and 2003 were $37,888 and $47,629, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2004 and December 31, 2003 were $12,899 and $15,787, respectively.

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

         At September 30, 2004 and December 31, 2003, the initial margin requirement of $2,288,271 and $1,822,556, respectively, is satisfied by the deposit of cash with such broker.

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

         Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At September 30, 2004, the latest maturity date for open contracts is June 2005.

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



                     PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                  -------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                          September 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,027.37     $1,044.69
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (losses) (1)              66.70         (6.44)
           Net investment (loss) (1)                    (14.56)       (10.07)
                                                     ---------     ---------

               Total income (loss) from operations       52.14        (16.51)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,079.51     $1,028.18
                                                     =========     =========

           Total Return (3)                               5.08 %       (1.58)%
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value:
             Expenses prior to incentive fees (4)         4.18 %        4.14 %
             Incentive fees (3)                           0.77 %        0.21 %
                                                        -------       -------

               Total expenses                             4.95 %        4.35 %
                                                        =======       =======

             Net investment (loss) (2), (4)              (2.64)%       (3.23)%
                                                        =======       =======


                                                       Nine months ended
                                                          September 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,090.08     $1,031.12
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (1)                       38.31         22.44
           Net investment (loss) (1)                    (48.88)       (25.38)
                                                     ---------     ---------

               Total (loss) from operations             (10.57)        (2.94)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,079.51     $1,028.18
                                                     =========     =========

           Total Return (3)                              (0.97)%       (0.29)%
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value:
             Expenses prior to incentive fees (4)         4.16 %        4.04 %
             Incentive fees (3)                           2.48 %        0.19 %
                                                        -------       -------

               Total expenses                             6.64 %        4.23 %
                                                        =======       =======

             Net investment (loss) (2), (4)              (2.96)%       (3.02)%
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

Note 8.  SUBSEQUENT EVENTS
         -----------------

         During October 2004, the General Partner decided to change the Partnerships primary broker from ABN to Man Financial Inc. (MFI).

         On October 22, 2004, ProFutures, Inc. entered into a callable stock subscription agreement with MFI, whereby MFI has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partners net worth requirements. On October 28, 2004, ProFutures, Inc. terminated the callable stock subscription agreement with ABN.

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

     C. RESULTS OF OPERATIONS: The Partnership's net income for the nine months ended September 30, 2004 and 2003 consisted of the following:

                                                        2004          2003
                                                        ----          ----

              Three months ended March 31            $  154,214    $  264,882
              Three months ended June 30               (632,541)      (85,989)
              Three months ended September 30           370,602      (172,495)
                                                     ----------    ----------

                  Nine months ended September 30     $ (107,725)   $    6,398
                                                     ==========    ==========


         At September 30, 2004, partners' capital totaled $7,499,547, a net decrease of $(1,449,585) from December 31, 2003, due to redemptions of limited partner units and a net loss for the nine months ended ended September 30, 2004.

         At September 30, 2003, partners' capital totaled $9,174,793, a net decrease of $(1,862,230) from December 31, 2002, due to redemptions of limited partner units exceeding net income for the nine months ended September 30, 2003.

         Third Quarter 2004
         ------------------

         The economy continued to grow in the third quarter of 2004, though at a slower pace. The economic news was a little more mixed, with both good news and not-so-good news. Overall though, the growth is continuing, though rising oil prices, trading above $50 a barrel, could put a damper on things in the coming months.

         The Partnership had a gain of 1.14% in July 2004. It was once again a very difficult month in the markets, especially for trend followers, though the Partnership did manage a small gain. The Partnership had large gains in energy, with smaller gains in agricultural commodities and metals. There were losses in equities, foreign currencies and interest rates.

         The Partnership had a loss of 3.98% for August 2004. The Partnership had gains in bonds, interest rates and equities. There were losses mainly in foreign currencies, energy, metals and agricultural commodities.

         The Partnership had a gain of 8.20% in September 2004. The Partnership had large gains in energy, capitalizing on surging oil prices. There were also large gains in base metals, with smaller gains in equities and foreign currencies. There were some losses in agricultural commodities, interest rates and precious metals.

         The Partnership ended the third quarter of 2004 with a gain of 5.08% and a loss of (0.97)% for the nine months ended September 30, 2004. The majority of the Partnership's trading gains were in the energy, equity and metals market sectors, offset by losses in the agricultural, interest rates and foreign currencies market sectors.

         Second Quarter 2004
         -------------------

         The economic recovery continued in the second quarter of 2004, and most economic news was positive, though there was a little slowdown in June. The futures markets were again volatile, especially in energy, interest rates and currencies.

         The Partnership had a loss of 5.63% in April 2004. There were gains in interest rates, equities and energy. However, these were offset by losses in metals, foreign currencies and agriculture.

         The Partnership had a gain of 1.80% in May 2004. There were gains in energy, interest rates and metals. There were losses in agriculture, equities and foreign currencies. Clarke Capital had a stellar month, up nearly 9%, which was partially offset by losses from Meyer Capital.

         The Partnership had a loss of 3.67% in June 2004. There were losses in all sectors except equities. The largest losses were in foreign currencies and energy.

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



November 11, 2004                 By /s/ GARY D. HALBERT
------------------------            -----------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner



November 11, 2004                 By /s/ DEBI B. HALBERT
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



Date:  November 11, 2004
       ----------------------------------



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



Date:  November 11, 2004
       ----------------------------------


/s/ DEBI B. HALBERT
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                    EXHIBIT 32.01
                                    CERTIFICATION
                                    -------------



I, Gary D. Halbert, the President of ProFutures, Inc., as General Partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2004 of ProFutures Long/Short Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ GARY D. HALBERT
                                           ----------------------------------
                                           Gary D. Halbert
                                           President
                                           November 11, 2004



                                    EXHIBIT 32.02
                                    CERTIFICATION
                                    -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as General Partner of ProFutures Long/Short Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2004 of ProFutures Long/Short Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Long/Short Growth Fund, L.P.

                                      PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                      By:  ProFutures, Inc., General Partner



                                      By:  /s/ DEBI B. HALBERT
                                           ----------------------------------
                                           Debi B. Halbert
                                           Chief Financial Officer
                                           November 11, 2004