Form 10-K
period 2004-12-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2005-03-31
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2004
                                  -----------

                        Commission File number: 0-25585
                                  -----------

                    ProFutures Long/Short Growth Fund, L.P.
                          --------------------------

              (Exact name of Partnership as specified in charter)

           Delaware                                     74-2849862
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                             c/o ProFutures, Inc.,
                        11719 Bee Cave Road, Suite 200,
                              Austin, Texas 78738
                             ---------------------

                   (Address of principal executive offices)

                        Partnership's telephone number

                                (800) 348-3601
                                  -----------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class.                 Name of each exchange on which registered.
--------------------                 -----------------------------------------

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

Not applicable

                      DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Partnership's Registration Statement on Form S-1 effective August 18, 2000 is incorporated herein by reference.

Registrant's Financial Statements for the Years ended December 31, 2004, 2003 and 2002 with Report of Independent Registered Public Accounting firm, the annual report to securities holders for the fiscal year ended December 31, 2004, is also incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

     The General Partner and Commodity Pool Operator of the Partnership is ProFutures, Inc., a Texas corporation. The General Partner's address is 11719 Bee Cave Road, Suite 200, Austin, Texas 78738 and its telephone numbers are (800) 348-3601 and (512) 263-3800.

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

     Trading decisions are made by three independent commodity trading advisors, Ansbacher Investment Management, Inc., Clarke Capital Management, Inc. and Meyer Capital Management, Inc., collectively the "Advisors".

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

    Meyer Capital Management, Inc. (Meyer)
    --------------------------------------

     Meyer's money management program is designed primarily for sophisticated investors. Their primary objective is the capital appreciation of its client's assets through the speculation in financial and commodity futures contracts.

     Meyer uses multiple non-correlated technical strategies to manage customer accounts. Meyer believes that futures price movements in all markets may be more accurately anticipated by historical price movements within a quantitative or technical analysis than by fundamental economic analysis. Since non-directional and limited price directional trading strategies are employed, major long-term price movements are not necessarily needed for the program to be successful. Rather, diverse models that have yielded good risk/reward characteristics in the past are combined with other uncorrelated models to form a robust trading program that is less dependent on any one particular market characteristic.

     The trading strategies and systems utilized by Meyer may be revised from time to time by Meyer as a result of ongoing research and development, which seeks to devise new trading strategies and systems as well as test methods currently employed. The trading strategies and systems used by Meyer in the future may differ significantly from those presently used, due to the changes, which may result from this research. Clients will not be informed of these changes as they may occur.

     Exchanges on which transactions will take place will include, but are not limited to, all exchanges in the United States, as well as non-US exchanges which include the London International Financial Futures and Options Exchange Ltd (LIFFE), the Marche a Terme International de France (France), the Eurex Deutschland (EUREX), the Montreal Exchange (ME), the Tokyo Stock Exchange (TSE), the Singapore International Monetary Exchange (SIMEX), and the Sydney Futures Exchange Ltd (SFE).

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

(e)  Brokerage Arrangements
     ----------------------

     The Partnership deposits funds with Man Financial Inc. to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

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

(h)  Competition
     -----------

     The Partnership may experience increased competition for the same commodity futures contracts. The Advisors may recommend similar or identical trades to other accounts they manage. Thus the Partnership may be in competition with such accounts for the same or similar positions. Competition may also increase due to widespread utilization of computerized trading methods similar to the methods used by the Advisors. The Partnership may also compete with other funds organized by the General Partner.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of holders of Limited Partnership Units ("Units") during the fourth quarter of the fiscal year ended December 31, 2004 through the solicitation of proxies or otherwise.

                                    PART II

Item 5.           Market for Partnership's Securities and Related Security
                  Holder Matters.

(a)  Market Information
     ------------------

     There is no established public trading market for the Partnership's Limited Partnership Units. Effective November 2000, the Partnership is closed to new investment; however, the General Partner may reopen the Partnership to new investments in the future.

     The Partnership's Limited Partnership Units are no longer being offered for sale.

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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership as of December 31, 2004 was:

                 General Partner's Capital  3
                 Limited Partners' Capital  359

     At the commencement of trading on November 20, 1997 there were 38 Partners holding 3,044 Units. At December 31, 2004 there were 359 Limited Partners holding 5,865 Units, and 535 Units held by the General Partner and its principals.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.

Item 6.           Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2004, 2003, 2002, 2001 and 2000.

                                                              2004
                                                              ----

        Realized Gains (Losses)                    $        1,183,028
        Change in Unrealized Gains (Losses)
            on Open Contracts                                 (30,372)
        Interest Income                                       108,254
        General Partner Management Fee                        160,027
        Advisor Management Fees                                51,473
        Advisor Incentive Fees                                268,067
        Net Income (Loss)                                     439,590
        General Partner Capital                                71,243
        Limited Partner Capital                             7,338,344
        Partnership Capital                                 7,409,587
        Net Income (Loss) Per Limited and
            General Partner Unit*                              59.26
        Net Asset Value Per Unit At
            End of Year                                     1,159.53


                                                              2003
                                                              ----

        Realized Gains (Losses)                    $        1,655,884
        Change in Unrealized Gains (Losses)
            on Open Contracts                                (375,278)
        Interest Income                                        99,408
        General Partner Management Fee                        205,740
        Advisor Management Fees                                90,002
        Advisor Incentive Fees                                178,562
        Net Income (Loss)                                     550,457
        General Partner Capital                                66,976
        Limited Partner Capital                             8,882,156
        Partnership Capital                                 8,949,132
        Net Income (Loss) Per Limited and
            General Partner Unit*                              56.67
        Net Asset Value Per Unit At
            End of Year                                     1,090.08


                                                              2002
                                                              ----

        Realized Gains (Losses)                    $        2,049,049
        Change in Unrealized Gains (Losses)
            on Open Contracts                                 327,418
        Interest Income                                       183,974
        General Partner Management Fee                        232,242
        Advisor Management Fees                               116,644
        Advisor Incentive Fees                                467,596

        Net Income (Loss)                                   1,336,037
        General Partner Capital                                63,353
        Limited Partner Capital                            10,973,670
        Partnership Capital                                11,037,023
        Net Income (Loss) Per Limited and
            General Partner Unit*                             115.07
        Net Asset Value Per Unit At
            End of Year                                     1,031.12


                                                              2001
                                                              ----

        Realized Gains (Losses)                    $        2,155,466
        Change in Unrealized Gains (Losses)
            on Open Contracts                                (463,346)
        Interest Income                                       438,669
        General Partner Management Fee                        251,199
        Advisor Management Fees                               126,070
        Advisor Incentive Fees                                514,558
        Net Income (Loss)                                     865,071
        General Partner Capital                                56,537
        Limited Partner Capital                            11,882,135
        Partnership Capital                                11,938,672
        Net Income (Loss) Per Limited and
            General Partner Unit*                              62.43
        Net Asset Value Per Unit At
            End of Year                                       920.18


                                                              2000
                                                              ----

        Realized Gains (Losses)                    $      (24,145,559)
        Change in Unrealized Gains (Losses)
            on Open Contracts                               6,842,576
        Interest Income                                     1,455,997
        General Partner Management Fee                        706,890
        Advisor Management Fees                                10,816
        Advisor Incentive Fees                                111,774
        Net Income (Loss)                                 (16,805,240)
        General Partner Capital                                52,762
        Limited Partner Capital                            12,633,367
        Partnership Capital                                12,686,129
        Net Income (Loss) Per Limited and
            General Partner Unit*                            (834.14)
        Net Asset Value Per Unit At
            End of Year                                       858.74

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

(a)  Liquidity and Capital Resources
     -------------------------------

     Substantially all of the Partnership's assets at December 31, 2004 were in cash. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

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

(b)  Results of Operations
     ---------------------

     The Partnership's net income (loss) for each quarter of the years ended December 31, 2004 and 2003 consisted of the following:

                                  1st Qtr 2004    2nd Qtr 2004    3rd Qtr 2004     4th Qtr 2004
                                 -----------------------------------------------------------------

Gain (loss) from trading                 320,785       (532,048)         476,699          664,992
Net investment (loss)                  (166,571)       (100,493)       (106,097)        (117,677)
Net Income (Loss)                        154,214       (632,541)         370,602          547,315

Net income (loss) per Unit                 19.22         (83.29)           50.88            88.24


Increase (decrease) in                     20.09         (82.80)           52.14            80.02
   Net Asset Value per Unit

Net Asset Value per Unit                1,110.17        1,027.37        1,079.51         1,159.53
   at end of period




                                  1st Qtr 2003    2nd Qtr 2003    3rd Qtr 2003     4th Qtr 2003
                                 -----------------------------------------------------------------

Gain (loss) from trading                 345,035         (6,370)        (78,014)          769,477
Net investment (loss)                   (80,153)        (79,619)        (94,481)        (225,418)
Net Income (Loss)                        264,882        (85,989)       (172,495)          544,059

Net income (loss) per Unit                 25.09          (8.50)         (18.38)            61.81
Increase (decrease) in                     23.10          (9.53)         (16.51)            61.90
   Net Asset Value per Unit

Net Asset Value per Unit                1,054.22        1,044.69        1,028.18         1,090.08
   at end of period


     Due to the speculative nature of trading derivatives, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

     PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year Ended December 31, 2004
     ----------------------------

     2004 had net income of $439,590 or $59.26 per Unit. At December 31, 2004, partners' capital totaled $7,409,587, a net decrease of $1,539,545 from December 31, 2003 including capital redemptions of $1,979,135. Net Asset Value per Unit at December 31, 2004 amounted to $1,159.53, as compared to $1,090.08 at December 31, 2003, an increase of 6.37%.

     The net income for 2004 resulted primarily from trading gains in the energy, equities and foreign currencies market sectors, offset by losses in the agricultural and metals market sectors.

     Fourth Quarter 2004
     -------------------

     The fourth quarter continued to be volatile for the markets, especially the commodity markets. Oil and currencies were especially volatile. Many believe the commodity markets will continue to be volatile due in part to increasing demands on commodities from rapidly growing economies in China and India.

     The Partnership recognized a loss of 0.46% in October. For the month, the Partnership achieved gains in interest rates, foreign currencies, energy and stock indices. These gains were mostly offset by losses in base metals with smaller losses in certain agricultural commodities.

     The Partnership had a gain of 9.31% in November. The Partnership's largest gains were in foreign currencies (the dollar significantly depreciated), stock indices, metals, interest rates and certain agricultural commodities. The Partnership experienced small losses in energy and certain agricultural commodities.

     The Partnership experienced loss of 1.28% in December. For the month, the Partnership achieved significant gains in equities, with smaller gains in energy. There were losses in metals, interest rates, foreign currencies and certain agricultural commodities.

     The Partnership ended the year with a significant gain from the previous year.

     Third Quarter 2004
     -----------------

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

     The Partnership had a loss of 1.79% in January 2004. There were gains in stock indices, metals and energy. These were offset by losses in agricultural commodities, foreign currencies and interest rates.

     The Partnership had a gain of 1.92% in February 2004. There were large gains in stock indices, with smaller gains in interest rates, metals, energy and grains. There were some losses in agricultural commodities and foreign currencies.

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

     In October 2003, the Partnership had a gain of 2.98%. There were large gains in stock indices, agricultural commodities and foreign currencies, with smaller gains in base metals. There were losses in energy and interest rates.

     In November 2003, the Partnership had a small loss of 0.36%. There were some gains related to stock indices, foreign currencies and precious metals. However, these were offset by losses in most of the other sectors.

     In December 2003, the Partnership had a gain of 3.33%. There were gains in stock indices and foreign currencies, with smaller gains in metals. There were some losses in agricultural commodities and energy.

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

     In August 2003, the Partnership had a gain of 0.80%. The gain was related to stock indices as no other types of contracts were traded during the month.

     In September 2003, the Partnership had a gain of 1.74%. There were gains in stock indices, agricultural commodities, foreign currencies and interest rates. There were losses in energy and metals.

     Overall, the Partnership had a total return of (1.58)% for the quarter and (0.29)% for the nine months ended September 30, 2003. The majority of the Partnership's trading gains for the third quarter 2003 were in stock indices and the largest loss occurred in interest rate futures. In September 2003, a new trader, Clarke Capital Management, was added to the Partnership.

     Second Quarter 2003
     -------------------

     Futures were somewhat more stable in the second quarter as compared to the first. The war with Iraq ended, and the stock markets began a steady climb that lasted through the end of the quarter.

     In April 2003, the Partnership had a loss of 0.11%. There were gains in grains and currencies. However, these were mostly offset by losses in other sectors, including stock indices.

     In May 2003, the Partnership had a gain of 1.47%. There were gains in currencies and interest rates, especially bonds and stock indices. There were losses in agricultural commodities, metals and energy.

     In June 2003, the Partnership had a loss of 2.23%. There were losses in agricultural commodities, bonds, metals, energy and currencies. There were gains in stock indices and short-term interest rates.

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

     In January 2003, the Partnership had a gain of 7.02%. There were very large gains in the energy, foreign currencies, stock indices, precious and base metals, and certain agricultural commodities. The losses were primarily limited to grains and short-term interest rates.

     In February 2003, the Partnership had a gain of .45%. There were large gains in energy, with smaller gains in currencies and interest rates. These gains were primarily offset by losses in stock indices and metals.

     In March 2003, the Partnership had a loss of 4.90%. There were some small gains in stock indices and short-term interest rates. However, the losses in other sectors, especially energy, were far greater.

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

     The Long/Short Growth Fund started the quarter with a loss in October of 4.05%. There were gains in stock indices and certain agricultural commodities. These gains were more than offset by losses in interest rates, metals, foreign currencies and energy.

     In November, the Fund lost 1.85%. The Fund had some gains in agricultural commodities, stock indices and base metals. However, the gains were not enough to offset the losses in foreign currencies, energy and interest rates.

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

     The Partnership started the quarter with a loss in July of (2.58)%. There were losses in stock indices along with losses in metals, foreign currencies and certain of the agricultural commodities. These losses were partially offset by gains in interest rates, and some of the agricultural commodities.

     In August, the Partnership gained 6.11%. There were gains in stock indices. There were also gains in grains and other agricultural commodities, as well as interest rates. There were losses in foreign currencies and base metals.

     In September, the Partnership posted another gain of 0.47%. There were gains in interest rates, energy and base metals. These gains were mostly offset by losses in stock indices, certain of the agricultural commodities, and foreign currencies.

     The Partnership had a total return of 3.86% for the quarter and 15.80% for the nine months ended September 30, 2002. For the third quarter 2002, the majority of the Partnership's trading gains were in interest rate futures and the largest loss was in stock index futures.

     Second Quarter 2002
     -------------------

     The futures markets continued to be volatile in the second quarter of 2002, though there was a surge at the end of the quarter. The extreme volatility of the equity markets, mainly on the downside, had a major impact on the commodities markets. Many of the US and overseas stock indices and foreign currencies were very active. Some of this was the result of the corporate scandals that continue to rock the markets.

     The Partnership had a good second quarter, starting in April with a gain of .56%. There was a gain in S & P 500 options, with gains in lean hogs and corn futures. These were partially offset by losses in the S & P 500 Index, copper futures and coffee futures.

     In May, the Partnership continued its positive quarter with a gain of 5.66%. There were gains in foreign currencies, stock indices and precious metals. There were losses in the energy complex and some agricultural commodities.

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

     In March 2002, the Partnership incurred a loss of 2.51%. Again there were profits in the stock indices. These however were offset by losses in foreign currencies, interest rates and agricultural commodities. Coffee and Eurodollar futures incurred the largest losses.

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

Item 11.          Executive Compensation.

     As discussed above, the Partnership does not have any officers, directors or employees. The General Partner received monthly management fees which aggregated $160,027 for 2004.

Item 12.          Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General Partner exclusively manages the Partnership's affairs. As of December 31, 2004, the General Partner owned 61 Units.

(c)  Changes in Control
     ------------------

     None.

Item 13.          Certain Relationships and Related Transactions.

     See prospectus dated August 18, 2000, page ii, Organizational Chart, and pages 36 - 37, Conflicts of Interest, for information concerning relationships and transactions between the General Partner, the Advisors, the Broker and the Partnership.

Item 14.          Principal Accounting Fees and Services.

     Arthur F. Bell, Jr. & Associates, L.L.C. billed the Partnership aggregate fees for services rendered to the Partnership for the last two fiscal years as follows:

                                          2004                     2003
                                    -----------------       ------------------

        Audit Fees (1)            $      41,282             $     34,487
        Audit-Related Fees (2)    $      13,711             $     11,462
        Tax Fees (3)              $       5,620             $      4,001
        All Other Fees (4)        $       3,000             $      2,600

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

                                    PART IV

Item 15.          Exhibits and Financial Statement Schedules.

(a)   1.  Financial Statements.

          The following are included with the 2004 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

                         Affirmation of ProFutures, Inc.
                         Report of Independent Registered Public Accounting Firm Statements of Financial Condition
                         Condensed Schedules of Investments
                         Statements of Operations
                         Statements of Changes in Partners' Capital
                         Notes to Financial Statements

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

(b)  Exhibits
     --------

          13.1 2004 Report of Independent Registered Public Accounting Firm.

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

(c)  Financial Statement Schedules
     -----------------------------

     Not Applicable, not required, or information included in financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                       (Partnership)


March 30, 2005                                   By    /s/ GARY D. HALBERT
---------------------------------------------          ---------------------------------------------------------------
Date                                             Gary D. Halbert, President and Director
                                                 ProFutures, Inc.
                                                 General Partner


March 30, 2005                                   By    /s/ DEBI B. HALBERT
---------------------------------------------          ---------------------------------------------------------------
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

March 30, 2005                                   By    /s/ GARY D. HALBERT
---------------------------------------------          ---------------------------------------------------------------
Date                                             Gary D. Halbert, President and Director
                                                 ProFutures, Inc.
                                                 General Partner


March 30, 2005                                   By    /s/ DEBI B. HALBERT
---------------------------------------------          ---------------------------------------------------------------
Date                                             Debi B. Halbert, Chief Financial Officer,
                                                 Treasurer and Director
                                                 ProFutures, Inc.
                                                 General Partner