Form 10-Q
period 2005-03-31
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2005-05-13
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Quarter Ended March 31, 2005
                                --------------

                        Commission File Number 0-25585
                                    -------

                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
        ---------------------------------------------------------------
                          (Exact name of registrant)

        Delaware                                        74-2849862
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)


                               ProFutures, Inc.
                              11719 Bee Cave Road
                                   Suite 200
                              Austin, Texas 78738
                  -------------------------------------------
                    (Address of principal executive office)

                         Registrant's telephone number
                                (800) 348-3601
                               -----------------

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


Item 1.     Financial Statements.


                   PROFUTURTES LONG/SHORT GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
          March 31, 2005 (Unaudited) and December 31, 2004 (Audited)



                                                           March 31,                 December 31,
                                                              2005                       2004
                                                      ---------------------       --------------------
ASSETS
    Equity in broker trading accounts
        Cash                                          $          6,612,902        $         7,486,415
        Option premiums (received)                                (44,000)                   (60,712)
        Unrealized gain on open contracts                          320,669                    295,523
                                                      ---------------------       --------------------

                Deposits with broker                             6,889,571                  7,721,226

    Cash                                                             9,772                      3,339
                                                      ---------------------       --------------------

                Total assets                          $          6,899,343        $         7,724,565
                                                      =====================       ====================

LIABILITIES
    Accounts payable                                  $             31,054        $            20,134
    Commissions and other trading fees
        on open contracts                                            2,627                      3,762
    Incentive fees payable                                          14,262                     71,102
    Management fees payable                                         23,254                     25,575
    Redemptions payable                                            360,780                    194,405
                                                      ---------------------       --------------------

                Total liabilities                                  431,977                    314,978
                                                      ---------------------       --------------------

PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 61 units outstanding
        at March 31, 2005 and December 31, 2004                     66,693                     71,243

    Limited Partners - 5,897 and 6,329 units
        outstanding at March 31, 2005 and
        December 31, 2004                                        6,400,673                  7,338,344
                                                      ---------------------       --------------------




                Total partners' capital
                    (Net Asset Value)                            6,467,366                  7,409,587
                                                      ---------------------       --------------------

                                                      $          6,899,343        $         7,724,565
                                                      =====================       ====================

See accompanying notes.


                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                      CONDENSED SCHEDULES OF INVESTMENTS
          March 31, 2005 (Unaudited) and December 31, 2004 (Audited)



                                                            March 31, 2005                  December 31, 2004

                                                                  % of Net                         % of Net
LONG FUTURES CONTRACTS                             Value         Asset Value        Value         Asset Value
===========================================      ==========      ===========      ==========      ===========
           Agricultural                          $ (10,106)       (0.16)%           $76,976           1.04%

           Currency                                 (6,740)       (0.10)%           (29,489)         (0.40)%

           Energy                                  202,832         3.14%                  0           0.00%

           Interest rate                             9,020         0.14%             14,110           0.19%

           Metal                                   144,374         2.23%            139,404           1.88%

           Stock index                              (7,696)       (0.12)%           144,914           1.96%
                                                 ----------      -----------      ----------      -----------
           Total long futures contracts          $ 331,684         5.13%          $ 345,915           4.67%
                                                 ==========      ===========      ==========      ===========

SHORT FUTURES CONTRACTS
-----------------------

           Agricultural                               $224         0.00%               $335           0.00%

           Energy                                        0         0.00%             61,300           0.83%

           Interest rate                            49,698         0.77%              2,430           0.03%

           Metal                                   (73,587)       (1.14)%          (137,157)         (1.85)%
                                                 ----------      -----------      ----------      -----------
           Total short futures contracts         $ (23,665)       (0.37)%        $  (73,092)         (0.99)%
                                                 ----------      -----------      ----------      -----------




           Total futures contracts               $ 308,019         4.76%         $  272,823           3.68%
                                                 ==========      ===========      ==========      ===========

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

           Stock index options                   $ (31,350)       (0.48)%        $  (37,700)         (0.51)%

           Currency options                              0         0.00%               (312)          0.00%
                                                 ----------      -----------      ----------      -----------
           Total written options on futures
               contracts (premiums received
           -$44,000 and $60,712)                 $ (31,350)       (0.48)%        $  (38,012)         (0.51)%
                                                 ==========      ===========      ==========      ===========
           See accompanying notes.



                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 2005 and 2004 (Unaudited)



                                                                       Three Months Ended
                                                                            March 31,
                                                               2005                      2004
                                                      ---------------------       --------------------
TRADING GAINS (LOSSES)
    Gain (loss) from trading
        Realized                                      $          (379,056)        $           284,608
        Change in unrealized                                       25,146                      93,385
        Brokerage commissions                                     (53,620)                    (57,208)
                                                      ---------------------       --------------------

                Total trading gains (losses)                     (407,530)                    320,785
                                                      ---------------------       --------------------

NET INVESTMENT INCOME (LOSS)
    Income
        Interest income                                            40,994                      16,749
                                                      ---------------------       --------------------

    Expenses
        Incentive fees                                             14,262                      93,124
        Management fees                                            46,862                      56,501
        Operating expenses                                         42,708                      33,695
                                                      ---------------------       --------------------

                Total expenses                                    103,832                     183,320
                                                      ---------------------       --------------------

                Net investment (loss)                             (62,838)                   (166,571)
                                                      ---------------------       --------------------





                NET INCOME (LOSS)                     $          (470,368)        $           154,214
                                                      =====================       ====================

NET INCOME  (LOSS) PER GENERAL
    AND LIMITED PARTNER UNIT
        (based on weighted average number of
        units outstanding during the period of
        6,336 and 8,025, respectively)                $            (74.24)        $             19.22
                                                      =====================       ====================

INCREASE (DECREASE) IN NET ASSET
    VALUE PER GENERAL AND LIMITED
    PARTNER UNIT                                      $            (74.06)        $             20.09
                                                      =====================       ====================

See accompanying notes.


                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE) For the Three Month Ended March 31, 2005 and 2004 (Unaudited)



                                               Total                                         Partners' Capital
                                             Number of        ----------------------------------------------------------------
                                               Units                General               Limited                  Total
                                         -----------------     -----------------      -----------------      -----------------

Balances at
    December 31, 2004                               6,390       $        71,243       $      7,338,344       $      7,409,587

Net (loss) for the three months
    ended March 31, 2005                                                 (4,550)              (465,818)              (470,368)

Redemptions                                          (432)                    0               (471,853)              (471,853)
                                          ----------------      ----------------      ----------------       ----------------

Balances at
    March 31, 2005                                  5,958       $        66,693       $      6,400,673       $      6,467,366
                                          ================      ================      =================      =================

Balances at
    December 31, 2003                               8,210                66,976       $      8,882,156       $      8,949,132




Net income for the three months
    ended March 31, 2004                                                  1,234                152,980                154,214

Redemptions                                          (533)                    0               (580,597)              (580,597)
                                          ----------------      ----------------      -----------------      -----------------

Balances at
    March 31, 2004                                  7,677       $        68,210       $      8,454,539       $      8,522,749
                                          ================      ================      =================      =================



                                                                      Net Asset Value Per Unit
                                         -------------------------------------------------------------------------------------------

                                              March 31,            December 31,            March 31,            December 31,
                                                2005                  2004                   2004                   2003
                                         -----------------     -----------------      -----------------      -----------------

                                          $      1,085.47              1,159.53       $       1,110.17       $       1,090.08
                                          ================      ================      =================      =================

See accompanying notes.


                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)
                                ______________



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         A.  General Description of the Partnership

ProFutures Long/Short Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts and options on futures contracts.

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

         H.  Interim Financial Statements

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2005, and the results of operations for the three months ended March 31, 2005 and 2004.

Note 2.  GENERAL PARTNER
         ---------------

The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At March 31, 2005 and December 31, 2004, the capital accounts of the General Partner and/or its principals and affiliates totaled $569,808 and $608,685, respectively.

The Limited Partnership Agreement was amended effective February 16, 1999 and generally requires that the General Partner maintain a net worth of up to $1,000,000.

Effective October 22, 2004, ProFutures, Inc. has a callable stock subscription agreement with Man Financial Inc. (MFI), the Partnership's broker, whereby MFI has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements. Prior to October 22, 2004, ProFutures, Inc. had a callable stock subscription agreement with ABN AMRO Incorporated (ABN), the Partnership's prior broker, whereby ABN had subscribed to purchase (up to $7,000,000, subject to the conditions set forth in the stock subscription agreement as amended effective May 20, 2002) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

The Partnership pays the General Partner a monthly management fee equal to 1/6 of 1% (2% annually) of month-end Net Assets (as defined in the Limited Partnership Agreement).

Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2005 and 2004 were $35,007 and $43,814, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2005 and December 31, 2004 were $11,399 and $12,695, respectively.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

The Partnership has advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees equal to 1% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined). Total management fees earned by the trading advisors for the three months ended March 31, 2005 and 2004 amounted to $11,855 and $12,687, respectively.

Note 4.  DEPOSITS WITH BROKER
         --------------------

The Partnership deposits funds with MFI (ABN prior to October 2004) to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.

At March 31, 2005 and December 31, 2004, the initial margin requirement of $1,410,561 and $2,049,867, respectively, is satisfied by the deposit of cash with the applicable broker.

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

Note 6.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

The Partnership engages in the speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At March 31, 2005, the latest maturity date for open contracts is March 2006.

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

Note 7.  GUARANTEES
         ----------

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.



                                                                      Three months ended
                                                                           March 31,
                                                                    2005              2004
                                                                 (Unaudited)       (Unaudited)
                                                                ------------------------------
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period                   $1,159.53         $1,090.08
Income (loss) from operations:
     Total trading gains (losses) (1)                                (64.14)            40.85
     Net investment (loss) (1)                                        (9.92)           (20.76)
                                                                  ----------        ----------

              Total income (loss) from operations                    (74.06)            20.09
                                                                  ----------        ----------

Net asset value per unit at end of period                         $1,085.47         $1,110.17
                                                                  ----------        ----------

Total Return (3)                                                      (6.39)%            1.84%
                                                                  ==========        ==========

Supplemental Data

Ratios to average net asset value:
     Expenses prior to incentive fees (4)                              5.24%             4.22%
     Incentive fees (3)                                                0.21%             1.09%
                                                                  ----------        ----------




              Total expenses                                           5.45%             5.31%
                                                                  ==========        ==========
     Net investment (loss) (2), (4)                                   (2.84)%           (3.43)%
                                                                  ==========        ==========

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

---------
(1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains (losses) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
(2)    Excludes incentive fees.
(3)    Not annualized.
(4)    Annualized.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Reference is made to Item 1, "Financial Statements." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

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

            C. RESULTS OF OPERATIONS: The Partnership's net income/net loss for the three months ended March 31, 2005 and 2004 totaled $(470,368) and $154,214, respectively.

            At March 31, 2005, partners' capital totaled $6,467,366, a net decrease of $(942,221) from December 31, 2004, due to redemptions of Units and a net loss for the three months ended March 31, 2005.

            At March 31, 2004, partners' capital totaled $8,522,749, a net decrease of $(426,383) from December 31, 2003, due to redemptions of Units exceeding net income for the three months ended March 31, 2004.

            First Quarter 2005
            -----------------------

            The first quarter was an especially volatile one for oil prices and for interest rates. Oil prices continue to climb, and then drop. Short-term interest rates climbed as the Fed continued its policy of raising short-term rates.

            The Partnership had a loss of 3.25% in January. For the month, the Partnership had gains in stock indices, interest rates and certain agricultural commodities. There were large losses in foreign currencies and metals, with smaller losses in energy.

            The Partnership had a loss of 1.80% in February. For the month, the Partnership had gains in stock indices, metals and energy. These gains were offset by large losses in agricultural commodities and bonds.

            The Partnership had a loss of 1.47% in March. For the month, the Partnership had large gains in energy, with only marginal gains in interest rates. There were losses in foreign currencies, agricultural commodities and metals.

            The Partnership ended the quarter with a loss.

            First Quarter 2004
            -----------------------

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

            Market and Credit Risk
            ----------------------------

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

PART II  - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

            (c) Pursuant to the Partnership's Limited Partnership Agreement, partners may redeem their Limited Partnership Units at the end of each calendar month at the then current Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

            The following table summarizes the redemptions by partners during the three months ended March 31, 2005:

            MONTH                     UNITS REDEEMED           NAV PER UNIT
            -----                     --------------           ------------
            January 31, 2005              62.1035                1,121.90

            February 28, 2005             37.5770                1,101.72

            March 31, 2005               332.3717                1,085.47
                                      --------------
            TOTAL                        432.0522
                                      ==============

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

                          PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                          (Registrant)

May 13, 2005              By /s/ GARY D. HALBERT
------------              ---------------------------------------------------
Date                          Gary D. Halbert, President and Director
                              ProFutures, Inc.

                              General Partner


May 13, 2005              By /s/ DEBI B. HALBERT
------------              --------------------------------------------------
Date                          Debi B. Halbert, Chief Financial Officer,
                              Treasurer and Director
                              ProFutures, Inc.
                              General Partner