Form 10-Q
period 2005-06-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2005-08-15
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 2005
                                --------------

                        Commission File Number 0-25585
                                    -------

                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
        ---------------------------------------------------------------
                          (Exact name of registrant)

         Delaware                                    74-2849862
-----------------------------          ----------------------------------------
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

                                    Yes
                                    No  X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                                         PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                            STATEMENTS OF FINANCIAL CONDITION
                                June 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                                                    -----------------

                                                                              June 30,                 December 31,
                                                                                2005                       2004
                                                                                ----                       ----
ASSETS
    Equity in broker trading accounts
       Cash                                                             $         5,694,803         $        7,486,415
       Option premiums (received)                                                   (31,000)                   (60,712)
       Unrealized gain on open contracts                                            301,027                    295,523
                                                                        ---------------------       --------------------

             Deposits with broker                                                 5,964,830                  7,721,226

    Cash                                                                              3,041                      3,339
                                                                        ---------------------       --------------------

             Total assets                                               $         5,967,871         $        7,724,565
                                                                        =====================       ====================

LIABILITIES
    Accounts payable                                                    $            20,553         $           20,134
    Commissions and other trading fees
        on open contracts                                                             3,458                      3,762
    Incentive fees payable                                                           27,936                     71,102
    Management fees payable                                                          19,827                     25,575
    Redemptions payable                                                             118,206                    194,405
                                                                        ---------------------       --------------------

             Total liabilities                                                      189,980                    314,978
                                                                        ---------------------       --------------------

PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 61 units outstanding
        at June 30, 2005 and December 31, 2004                                       67,687                     71,243
    Limited Partners - 5,184 and 6,329 units
        outstanding at June 30, 2005 and
        December 31, 2004                                                         5,710,204                  7,338,344
                                                                        ---------------------       --------------------

             Total partners' capital
                    (Net Asset Value)                                             5,777,891                  7,409,587
                                                                        ---------------------       --------------------

                                                                        $         5,967,871         $        7,724,565
                                                                        =====================       ====================


                                                 See accompanying notes.



                                         PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                           CONDENSED SCHEDULES OF INVESTMENTS
                                June 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                                                    -----------------

                                                             June 30, 2005                  December 31, 2004
                                                             -------------                  -----------------

                                                                          % of Net                        % of Net
                                                                            Asset                          Asset
LONG FUTURES CONTRACTS                                    Value             Value          Value           Value
----------------------                                    -----             -----          -----           ------
           Agricultural                             $     (22,115)        (0.38)%    $      76,976          1.04%
           Currency                                         3,568           0.06%          (29,489)       (0.40)%
           Energy                                         (16,103)        (0.28)%                0          0.00%
           Interest rate                                  252,446           4.37%           14,110          0.19%
           Metal                                          (89,155)        (1.54)%          139,404          1.88%
           Stock index                                     17,169           0.30%          144,914          1.96%
                                                    -------------          -----       -----------          -----

           Total long futures contracts             $    145,810            2.53%    $     345,915          4.67%
                                                    ------------           -----     -------------          -----

SHORT FUTURES CONTRACTS
-----------------------

           Agricultural                             $      12,805           0.22%    $         335           0.00%
           Currency                                        39,825           0.69%                0           0.00%
           Energy                                          25,030           0.43%           61,300           0.83%
           Interest rate                                      500           0.01%            2,430           0.03%
           Metal                                           63,570           1.10%         (137,157)        (1.85)%
                                                    --------------          -----      -----------         -------

           Total short futures contracts            $     141,730           2.45%    $     (73,092)        (0.99)%
                                                    -------------           ----     -------------         -------

           Total futures contracts                  $     287,540           4.98%    $     272,823          3.68%
                                                    =============           ====     =============          =====

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

           Stock index options                      $     (17,513)        (0.30)%    $     (37,700)        (0.51)%

           Currency options                                     0           0.00%             (312)          0.00%
                                                    --                     -----             -----           ----

           Total written options on futures
               contracts (premiums received-
               $31,000 and $60,712)                 $     (17,513)        (0.30)%    $     (38,012)        (0.51)%
                                                    ==============        ======     ==============        ======

                            See accompanying notes.


                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
       For the Three Months and Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)
                               -----------------



                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                         2005             2004              2005             2004
                                                         ----             ----              ----             ----
TRADING GAINS (LOSSES)
    Gain (loss) from trading
       Realized                                     $      199,570    $  (41,347)     $    (179,486)   $    243,261
       Change in unrealized                                (19,642)     (420,744)             5,504        (327,359)
       Brokerage commissions                               (32,541)      (69,957)           (86,161)       (127,165)
                                                    --------------   -----------      -------------    -------------

           Total trading gains (losses)                    147,387      (532,048)          (260,143)       (211,263)
                                                    --------------   -----------      -------------    -------------

NET INVESTMENT (LOSS)
    Income
       Interest income                                      41,158        26,050             82,152          42,799
                                                    --------------   -----------      -------------    -------------

    Expenses
       Incentive fees                                       27,936        46,623             42,198         139,747
       Management fees                                      40,661        53,040             87,523         109,541
       Operating expenses                                   40,093        26,880             82,801          60,575
                                                    --------------   -----------      -------------    -------------

           Total expenses                                  108,690       126,543            212,522         309,863
                                                    --------------   -----------      -------------    -------------

           Net investment (loss)                           (67,532)     (100,493)          (130,370)       (267,064)
                                                    --------------   -----------      -------------    -------------

           NET INCOME (LOSS)                        $       79,855    $ (632,541)     $    (390,513)   $   (478,327)
                                                    ==============   ===========      =============    =============

NET INCOME (LOSS) PER GENERAL
    AND LIMITED PARTNER UNIT
       (based on weighted average number
       of units outstanding during the period
       of 5,663, 7,594, 6,000 and 7,809,
       respectively)                                $        14.10    $   (83.29)     $      (65.09)   $     (61.25)
                                                    ==============   ===========      =============    =============



INCREASE (DECREASE) IN NET ASSET
    VALUE PER GENERAL AND
    LIMITED PARTNER UNIT                            $        16.19   $    (82.80)     $      (57.87)   $     (62.71)
                                                    ==============   ===========      =============    =============




                                                 See accompanying notes.



                                         PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                                     For the Six Months Ended June 30, 2005 and 2004
                                                       (Unaudited)
                                                    -----------------

                                                   Total                           Partners' Capital
                                                 Number of       ------------------------------------------------------
                                                   Units            General            Limited              Total
                                              ---------------    ---------------    ---------------     ---------------
Balances at
  December 31, 2004                                    6,390       $     71,243        $ 7,338,344         $ 7,409,587

Net (loss) for the six months
  ended June 30, 2005                                                   (3,556)          (386,957)           (390,513)

Redemptions                                          (1,145)                  0        (1,241,183)         (1,241,183)
                                              ---------------    ---------------    ---------------     ---------------

Balances at
  June 30, 2005                                        5,245       $     67,687        $ 5,710,204         $ 5,777,891
                                              ===============    ===============    ===============     ===============

Balances at
  December 31, 2003                                    8,210       $     66,976        $ 8,882,156         $ 8,949,132

Net (loss) for the six months
  ended June 30, 2004                                                   (3,853)          (474,474)           (478,327)

Redemptions                                            (804)                  0          (862,453)           (862,453)
                                              ---------------    ---------------    ---------------     ---------------

Balances at
  June 30, 2004                                        7,406       $     63,123        $ 7,545,229         $ 7,608,352
                                              ===============    ===============    ===============     ===============


                                                                      Net Asset Value Per Unit
                                              -------------------------------------------------------------------------


                                                June 30,         December 31,          June 30,          December 31,
                                                  2005               2004                2004                2003
                                              --------------    ----------------    ---------------     ---------------

                                              $     1,101.66       $   1,159.53        $  1,027.37         $  1,090.08
                                              ==============    ================    ===============     ===============




                                                 See accompanying notes.


                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                --------------


Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------

          A.   General Description of the Partnership

               ProFutures Long/Short Growth Fund, L.P. (the "Partnership") is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts and options on futures contracts.

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

          H.   Interim Financial Statements

               In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2005, and the results of operations for the three months and six months ended June 30, 2005 and 2004.

Note 2.   GENERAL PARTNER
          ---------------

          The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At June 30, 2005 and December 31, 2004, the capital accounts of the General Partner and/or its principals and affiliates totaled $473,842 and $608,685, respectively.

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

          Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2005 and 2004 were $65,684 and $83,643, respectively. Such management fees earned for the three months ended June 30, 2005 and 2004 were $30,678 and $39,828, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2005 and December 31, 2004 were $9,843 and $12,695, respectively.

Note 3.   COMMODITY TRADING ADVISORS
          --------------------------

          The Partnership has advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees equal to 1% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined). Total management fees earned by the trading advisors for the six months ended June 30, 2005 and 2004 amounted to $21,839 and $25,898, respectively. Such management fees earned by the trading advisors for the three months ended June 30, 2005 and 2004 were $9,983 and $13,212, respectively.

Note 4.   DEPOSITS WITH BROKER
          --------------------------

          The Partnership deposits funds with MFI (ABN prior to October 2004) to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.

          At June 30, 2005 and December 31, 2004, the initial margin requirement of $1,594,833 and $2,049,867, respectively, is satisfied by the deposit of cash with the broker.

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

          Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At June 30, 2005, the latest maturity date for open contracts is March 2006.

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

Note 8.   FINANCIAL HIGHLIGHTS
          --------------------

          The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2005 and 2004. This information has been derived from information presented in the financial statements.



                                                                        Three months ended           Six months ended
                                                                             June 30,                    June 30,
                                                                       2005          2004          2005           2004
                                                                    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                    -----------    ----------    ----------    -----------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)

           Net asset value per unit at beginning of period           $1,085.47     $1,110.17      $1,159.53     $1,090.08
                                                                     ---------     ---------      ---------     ---------
           Income (loss) from operations:
                Total trading gains (losses) (1)                         28.12        (69.57)        (36.14)       (28.51)
                Net investment (loss) (1)                               (11.93)       (13.23)        (21.73)       (34.20)
                                                                     ---------     ---------      ---------     ---------
                    Total income (loss) from operations                  16.19        (82.80)        (57.87)       (62.71)
                                                                     ---------     ---------      ---------     ---------
           Net asset value per unit at end of period                 $1,101.66     $1,027.37      $1,101.66     $1,027.37
                                                                     =========     =========      =========     =========
           Total Return (3)                                               1.49 %       (7.46)%        (4.99)%       (5.75)%
                                                                     ==========    ==========     ==========    ==========
           Supplemental Data

           Ratios to average net asset value:
                Expenses prior to incentive fees (4)                      5.50 %        4.07 %         5.36 %        4.15 %
                Incentive fees (3)                                        0.48 %        0.59 %         0.66 %        1.70 %
                                                                      ---------     ---------      ---------     ---------
                    Total expenses                                        5.98 %        4.66 %         6.02 %        5.85 %
                                                                      =========     =========      =========     =========
                Net investment (loss) (2), (4)                           (2.70)%       (2.74)%        (2.78)%       (3.10)%
                                                                      =========     =========      =========     =========


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

           -------------------------
           (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains (losses) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
           (2) Excludes incentive fees.
           (3) Not annualized.
           (4) Annualized.


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

          C. RESULTS OF OPERATIONS: The Partnership's net income for the six months ended June 30, 2005 and 2004 totaled:

                                             2005                  2004
                                             ----                  ----

          Three months ended March 31      $(470,368)            $154,214

          Three months ended June 30          79,855            (632,541)
                                         -----------            ---------

          Six months ended June 30        $(390,513)            $(478,327)
                                         ===========            ==========

          At June 30, 2005, partners' capital totaled $5,777,891, a net decrease of $1,631,696 from December 31, 2004, due to redemptions of Units and a net loss for the six months ended June 30, 2005.

          At June 30, 2004, partners' capital totaled $7,608,352, a net decrease of $1,340,780 from December 31, 2003, due to redemptions of Units exceeding net income for the six months ended June 30, 2004.

          Second Quarter 2005
          -------------------

          The second quarter of 2005 saw some trends emerge in the commodity markets that the Partnership's traders were able to capitalize on nicely. Interest rates and the U.S. dollar trades were especially profitable. Oil prices continued to be volatile.

          The Partnership had a loss of 2.85% in April. The Partnership had losses in energy, stock indices, metals and certain agricultural commodities. There were large gains in interest rates (especially bonds), but they were not enough to offset the losses in other sectors.

          The Partnership had a gain of 3.47% in May. The Partnership had large gains in interest rates, with smaller gains in foreign currencies, equities and energy. There were some small losses in agriculture and metals.

          The Partnership had a gain of 0.96% in June. The Partnership had large gains in interest rates and equities, with smaller gains in currencies and precious metals. There were losses in base metals, energy and certain agricultural commodities.

          The Partnership ended the quarter with a small gain.

          First Quarter 2005
          ------------------

          The first quarter of 2005 was an especially volatile one for oil prices and for interest rates. Oil prices continue to climb, and then drop. Short-term interest rates climbed as the Fed continued its policy of raising short-term rates.

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

          The following table summarizes the redemptions by partners during the three months ended June 30, 2005:

          MONTH                  UNITS REDEEMED          NAV PER UNIT
          -----                  --------------           ------------

          April 30, 2005            279.3931              $1,054.58

          May 31, 2005              326.6914               1,091.19

          June 30, 2005             107.2979               1,101.66
                                    --------

          TOTAL                     713.3824
                                    ========

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

                          PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                          (Registrant)

August 12, 2005           By /s/ GARY D. HALBERT
-----------------         ------------------------------------------------
Date                          Gary D. Halbert, President and Director
                              ProFutures, Inc.
                              General Partner


August 12, 2005           By /s/ DEBI B. HALBERT
-----------------         ------------------------------------------------
Date                          Debi B. Halbert, Chief Financial Officer,
                              Treasurer and Director
                              ProFutures, Inc.
                              General Partner