Form 10-Q
period 2005-09-30
PROFUTURES LONG/SHORT GROWTH FUND LP
filed 2005-11-14
CIK 1045702

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 2005
                                --------------

                        Commission File Number 0-25585
                                    -------

                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                     -------------------------------------
                          (Exact name of registrant)

       Delaware                                       74-2849862
-----------------------                   ------------------------------------
(State of Organization)                   (I.R.S. Employer Identification No.)


                               ProFutures, Inc.
                              11719 Bee Cave Road
                                   Suite 200
                              Austin, Texas 78738
                    ---------------------------------------
                    (Address of principal executive office)

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

                                     Yes
                                     No  X

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
        September 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                               -----------------


                                                                           September 30,               December 31,
                                                                                2005                       2004
                                                                                ----                       ----
ASSETS
  Equity in broker trading accounts
    Cash                                                            $         5,016,235         $        7,486,415
    Option premiums (received)                                                  (40,838)                   (60,712)
    Unrealized gain on open contracts                                            42,299                    295,523
                                                                    ---------------------       --------------------

        Deposits with broker                                                  5,017,696                  7,721,226

  Cash                                                                            3,289                      3,339
  Other assets                                                                    2,919                          0
                                                                    ---------------------       --------------------

        Total assets                                                $         5,023,904        $         7,724,565
                                                                    =====================       ====================

LIABILITIES
  Accounts payable                                                  $            21,429         $           20,134
  Commissions and other trading fees
   on open contracts                                                                962                      3,762
  Incentive fees payable                                                         14,463                     71,102
  Management fees payable                                                        17,409                     25,575
  Redemptions payable                                                           181,498                    194,405
                                                                    ---------------------       --------------------

        Total liabilities                                                       235,761                    314,978
                                                                    ---------------------       --------------------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 61 units outstanding
   at September 30, 2005 and December 31, 2004                                   62,333                     71,243
  Limited Partners - 4,659 and 6,329 units
   outstanding at September 30, 2005 and
   December 31, 2004                                                          4,725,810                  7,338,344
                                                                    ---------------------       --------------------

        Total partners' capital
         (Net Asset Value)                                                    4,788,143                  7,409,587
                                                                    ---------------------       --------------------

                                                                    $         5,023,904         $        7,724,565
                                                                    =====================       ====================


                                               See accompanying notes.


                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                      CONDENSED SCHEDULES OF INVESTMENTS
        September 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                               -----------------


                                                          September 30, 2005                December 31, 2004
                                                          ------------------                -----------------

                                                                      % of Net                          % of Net
LONG FUTURES CONTRACTS                               Value          Asset Value         Value         Asset Value
----------------------                               -----          -----------         -----         -----------

     Agricultural                              $        7,046           0.15%     $       76,976          1.04%
     Currency                                           6,140           0.13%            (29,489)        (0.40)%
     Energy                                             1,470           0.03%                  0          0.00%
     Interest rate                                    (23,682)         (0.49)%            14,110          0.19%
     Metal                                            (12,787)         (0.27)%           139,404          1.88%
     Stock index                                            0           0.00%            144,914          1.96%
                                               ---------------   ---------------  ---------------   --------------

     Total long futures contracts              $      (21,813)         (0.45)%    $      345,915          4.67%
                                               ===============   ===============  ===============   ==============

SHORT FUTURES CONTRACTS
-----------------------

     Agricultural                              $       2,492            0.05%     $          335          0.00%
     Currency                                         19,063            0.40%                  0          0.00%
     Energy                                                0            0.00%             61,300          0.83%
     Interest rate                                     5,766            0.12%              2,430          0.03%
     Metal                                            28,016            0.58%           (137,157)        (1.85)%
                                               ---------------   ---------------  ---------------   --------------

     Total short futures contracts             $      55,337            1.15%     $      (73,092)        (0.99)%
                                               ===============   ===============  ===============   ==============

     Total futures contracts                   $      33,524            0.70%     $      272,823          3.68%
                                               ===============   ===============  ===============   ==============

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

     Stock index options                       $     (32,063)          (0.67)%    $      (37,700)        (0.51)%

     Currency options                                      0            0.00%               (312)         0.00%
                                               ---------------   ---------------  ---------------   --------------

     Total written options on futures
       contracts (premiums received-
       $40,838 and $60,712)                    $     (32,063)          (0.67)%    $      (38,012)        (0.51)%
                                               ===============   ===============  ===============   ==============


                                               See accompanying notes.


                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
    For the Three Months and Nine Months Ended September 30, 2005 and 2004
                                  (Unaudited)

                              -------------------


                                                                   Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                                 2005             2004             2005             2004
                                                                 ----             ----             ----             ----
   TRADING GAINS (LOSSES)
     Gain (loss) from trading
       Realized                                           $    (129,611)   $    (286,323)    $   (309,097)     $   (43,062)
       Change in unrealized                                    (258,728)         813,164          253,224          485,805
       Brokerage commissions                                    (14,844)         (50,142)        (101,005)        (177,307)
                                                          --------------   --------------    -------------     ------------
          Total trading gains (losses)
                                                               (403,183)         476,699         (663,326)         265,436
                                                          --------------   --------------    -------------     ------------

   NET INVESTMENT (LOSS)
       Income                                                                          0                                 0
         Interest income                                         42,465           28,537          124,617           71,336
                                                          --------------   --------------    -------------     ------------

       Expenses
         Incentive fees                                          14,463           57,218           56,661          196,965
         Management fees                                         35,737           50,581          123,260          160,123
         Operating expenses                                      28,684           26,835          111,485           87,409
                                                          --------------   --------------    -------------     ------------

            Total expenses                                       78,884          134,634          291,406          444,497
                                                          --------------   --------------    -------------     ------------

            Net investment (loss)                               (36,419)        (106,097)        (166,789)        (373,161)
                                                          --------------   --------------    -------------     ------------

            NET INCOME (LOSS)                             $    (439,602)   $     370,602     $   (830,115)     $  (107,725)
                                                          ==============   ==============    =============     ============

   NET INCOME (LOSS) PER GENERAL
     AND LIMITED PARTNER UNIT
       (based on weighted average number of
       units outstanding during the period of
       5,083, 7,284, 5,694 and 7,634,
       respectively)                                      $      (86.48)   $       50.88     $    (145.79)     $    (14.11)
                                                          ==============   ==============    =============     ============
   INCREASE (DECREASE) IN NET
     ASSET VALUE PER GENERAL
     AND LIMITED PARTNER UNIT                             $      (87.14)   $       52.14     $     145.01      $    (10.57)
                                                          ==============   ==============    =============     ============



                                                     See accompanying notes.


                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Six Months Ended September 30, 2005 and 2004
                                  (Unaudited)
                               -----------------


                                               Total
                                             Number of                           Partners' Capital
                                                               -------------------------------------------------------
                                               Units                General            Limited              Total
                                         ------------------    ----------------     --------------     ---------------

Balances at
 December 31, 2004                                  6,390           $  71,243      $  7,338,344         $  7,409,587

Net (loss) for the nine months
 ended September 30, 2005                                              (8,910)         (821,205)            (830,115)

Redemptions                                        (1,670)                  0        (1,791,329)          (1,791,329)
                                         ------------------    ----------------     --------------     ---------------

Balances at
 September 30, 2005                                 4,720           $  62,333      $  4,725,810         $  4,788,143
                                         ==================    ================     ==============     ===============

Balances at
 December 31, 2003                                  8,210           $  66,976      $  8,882,156         $  8,949,132

Net (loss) for the nine months
 ended September 30, 2004                                                (649)         (107,076)            (107,725)

Redemptions                                        (1,263)                  0        (1,341,860)          (1,341,860)
                                         ------------------    ----------------     --------------     ---------------

Balances at
 September 30, 2004                                 6,947           $  66,327      $  7,433,220         $  7,499,547
                                         ==================    ================     ==============     ===============



                                                                   Net Asset Value Per Unit
                                         -----------------------------------------------------------------------------

                                            September 30,         December 31,       September 30,       December 31,
                                                 2005                 2004                2004               2003
                                         -------------------    ---------------     ---------------    ----------------

                                            $  1,014.52           $  1,159.53         $  1,079.51        $  1,090.08
                                         ===================    ===============     ===============    ================


                                               See accompanying notes.


                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                              -------------------

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

                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                              -------------------

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

          H.   Interim Financial Statements

               In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2005, and the results of operations for the three months and nine months ended September 30, 2005 and 2004.

Note 2.   GENERAL PARTNER
          ---------------

          The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner and/or its principals and affiliates to maintain capital accounts equal to at least 1% of the total capital of the Partnership. At September 30, 2005 and December 31, 2004, the capital accounts of the General Partner and/or its principals and affiliates totaled $436,362 and $608,685, respectively.

          The Limited Partnership Agreement was amended effective February 16, 1999 and generally requires that the General Partner maintain a net worth of up to $1,000,000.

                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                              -------------------

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

          Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2005 and 2004 were $92,309 and $121,530, respectively. Such management fees earned for the three months ended September 30, 2005 and 2004 were $26,624 and $37,888, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2005 and December 31, 2004 were $8,297 and $12,695, respectively.

Note 3.   COMMODITY TRADING ADVISORS
          --------------------------

          The Partnership has advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees equal to 1% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined). Total management fees earned by the trading advisors for the nine months ended September 30, 2005 and 2004 amounted to $30,951 and $38,593, respectively. Such management fees earned by the trading advisors for the three months ended September 30, 2005 and 2004 were $9,113 and $12,693, respectively.

Note 4.   DEPOSITS WITH BROKER
          --------------------

          The Partnership deposits funds with MFI (ABN prior to October 2004) to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Partnership earns interest income on its assets deposited with the broker.

                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                              -------------------

          At September 30, 2005 and December 31, 2004, the initial margin requirement of $867,440 and $2,049,867, respectively, is satisfied by the deposit of cash with the broker.

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

          Open contracts generally mature within three months, however, the Partnership intends to close all contracts prior to maturity. At September 30, 2005, the latest maturity date for open contracts is March 2006.

          For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or

                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                              -------------------

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

                    PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                --------------


Note 8.   FINANCIAL HIGHLIGHTS
          --------------------

          The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2005 and 2004. This information has been derived from information presented in the financial statements.



                                                                        Three months ended           Nine months ended
                                                                           September 30,               September 30,
                                                                       2005          2004          2005           2004
                                                                    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                    -----------   -----------   -----------    -----------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------

           Net asset value per unit at beginning of period           $1,101.66     $1,027.37      $1,159.53     $1,090.08
                                                                     ---------     ---------      ---------     ---------
           Income (loss) from operations:
                Total trading gains (losses) (1)                        (79.97)        66.70        (115.72)        38.31
                Net investment (loss) (1)                                (7.17)       (14.56)        (29.29)       (48.88)
                                                                 -------------  ------------   ------------  ------------
                         Total income (loss) from operations            (87.14)        52.14        (145.01)       (10.57)
                                                                  ------------  ------------   ------------  ------------
           Net asset value per unit at end of period                 $1,014.52     $1,079.51      $1,014.52     $1,079.51
                                                                     =========     =========      =========     =========
           Total Return (3)                                              (7.91)%        5.08 %       (12.51)%       (0.97)%
                                                                      =========     =========       ========     =========
           Supplemental Data

           Ratios to average net asset value:
                Expenses prior to incentive fees (4)                      5.02 %        4.18 %         5.27 %        4.16 %
                Incentive fees (3)                                        0.28 %        0.77 %         0.95 %        2.48 %
                                                                      ---------     ---------      ---------     ---------
                         Total expenses                                   5.30 %        4.95 %         6.22 %        6.64 %
                                                                      =========     =========      =========     =========
                Net investment (loss) (2), (4)                           (1.71)%       (2.64)%        (2.47)%       (2.96)%
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

          C. RESULTS OF OPERATIONS: The Partnership's net income for the nine months ended September 30, 2005 and 2004 totaled:

                                                  2005            2004
                                                  ----            ----

          Three months ended March 31          $(470,368)       $154,214

          Three months ended June 30           $79,855          $(632,541)

          Three months ended September 30      $(439,602)       $370,602
                                               ----------       --------

          Nine months ended September 30       $(830,115)       $(107,725)
                                               ==========       ==========

          At September 30, 2005, partners' capital totaled $4,788,143, a net decrease of $2,621,444 from December 31, 2004, due to redemptions of Units and a net loss for the nine months ended September 30, 2005.

          At September 30, 2004, partners' capital totaled $7,499,547, a net decrease of $1,449,585 from December 31, 2003, due to redemptions of Units exceeding net income for the nine months ended September 30, 2004.

          Effective September 12, 2005, the General Partner dismissed Meyer Capital Management, Inc. as a commodity trading advisor for the Partnership and subsequently engaged Tuscon Management, LLC as a commodity trading advisor for the Partnership effective October 1, 2005.

          Third Quarter 2005
          ------------------

          Some of the previous trends in the commodity markets continued in the third quarter. Interest rates and energy were especially volatile. The Partnership had significant losses in interest rates.

          Partnership had a loss of 5.46% in July. The Partnership had gains in base metals, foreign currencies and stock indices. There were losses in almost all other sectors, including large losses in interest rates, with smaller losses in precious metals, energy and certain agricultural commodities.

          Partnership had a gain of 3.74% in August. The Partnership had large gains in energy, with smaller gains in stock indices, metals and interest rates. There were losses in agriculture and foreign currencies.

          Partnership had a loss of 6.11% in September. The Partnership had some gains in stock indices and foreign currencies. There were large losses in energy and interest rates, with smaller losses in metals and certain agricultural commodities.

          Overall, the Partnership ended the quarter with a loss.

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

          The following table summarizes the redemptions by partners during the three months ended September 30, 2005:

           MONTH               UNITS REDEEMED             NAV PER UNIT
           -----               --------------             ------------

           July 31, 2005          139.8602                 $1,041.50

           August 31, 2005        206.3703                 $1,080.50

           September 30, 2005     178.9005                 $1,014.52
                                  --------

           TOTAL                  525.1310
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

                                  PROFUTURES LONG/SHORT GROWTH FUND, L.P.
                                  (Registrant)

November 14, 2005                 By /s/ GARY D. HALBERT
-----------------                 --------------------------------------------
Date                                 Gary D. Halbert, President and Director
                                     ProFutures, Inc.
                                     General Partner


November 14, 2005                 By /s/ DEBI B. HALBERT
-----------------                 --------------------------------------------
Date                                 Debi B. Halbert, Chief Financial Officer,
                                     Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner